Form 10-Q
period 1994-12-31
SAGE ENERGY CO
filed 1995-02-14
CIK 216991

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  December 31, 1994  Commission File Number  1-7836
                                                             --------

                             SAGE ENERGY COMPANY
- - - --------------------------------------------------------------------------------


          DELAWARE                                        75-1542170
- - - ------------------------------                 ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Indentification
 incorporation or organization)                    Number)

 10101 Reunion Place, Suite 800, San Antonio, Texas        78216-4158
- - - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, include area code       (210) 340-2288
                                                 -------------------------------


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X        No
                                -------         -------

1399 shares of $.01 par value common stock were outstanding at February 14, 1995.

                           SAGE ENERGY COMPANY



                                     INDEX



PART I.    FINANCIAL INFORMATION                         PAGE NUMBER
                                                         -----------
Item 1.     Financial Statements

            Balance Sheets -
            December 31, 1994 (Unaudited)
            and June 30, 1993 (Audited)                      1-2

            Statements of Income and
            Retained Earnings - Six Months and
            three months ended December 31, 1994
            and 1993 (Unaudited)                             3-4

            Statements of Cash Flow - Six months
            ended December 31, 1994 and 1993
            (Unaudited)                                      5

            Notes to Financial Statements                    6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       8-11

PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a vote of
            Security Holders                                 12

Signatures                                                   13


                              SAGE ENERGY COMPANY

                         10101 Reunion Place, Suite 800
                         San Antonio, Texas 78216-4158


- - - --------------------------------------------------------------------------------




                                QUARTERLY REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                                   FORM 10-Q



- - - --------------------------------------------------------------------------------



                                     PART I

                             FINANCIAL INFORMATION



- - - --------------------------------------------------------------------------------

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)





                                                        December 31,          June 30,
                                                            1994                1994
                                                        ------------        ------------
Assets

Current assets:

Cash and cash equivalents                             $       6,750       $       5,192
Accounts receivable:
      Trade                                                   2,144               1,788
      Oil and gas sales                                       4,339               5,602
Federal income tax receivable                                 1,357                  13
Inventories - well and production
      equipment, at cost                                      1,333               1,197
Prepaid expenses                                                209                  63
                                                      -------------       -------------
      Total current assets                                   16,132              13,855
                                                      -------------       -------------

Property, plant and equipment, at cost:
      Producing oil and gas properties
            (successful efforts method)                     117,874             116,740
      Undeveloped properties                                  3,821               2,515
      Drilling equipment (net of valuation
            allowance)                                       16,281              17,378
      Other                                                   4,417               4,395
                                                      -------------       -------------
                                                            142,393             141,028


      Less accumulated depreciation and
            depletion                                      (112,114)           (111,714)
                                                      -------------       -------------
                                                             30,279              29,314
                                                      -------------       -------------

Other assets, at cost, net of accumulated
      amortization                                              301                 317
                                                      -------------       -------------
                                                      $      46,712       $      43,486
                                                      =============       =============





                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)





                                                        December 31,          June 30,
                                                            1994                1994
                                                        ------------        ------------
Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable, trade                               $       3,290       $       1,783
Accrued liabilities                                           5,588               4,875
State income taxes payable                                      192                 103
                                                      -------------       -------------
      Total current liabilities                               9,070               6,761

Bonds payable                                                18,580              18,580

Deferred income taxes                                         5,132               5,263
                                                      -------------       -------------

      Total liabilities                                      32,782              30,604
                                                      -------------       -------------

Stockholder's equity:
      Common stock, $.01 par value; authorized
            12,000 shares; issued 1,399 shares                    -                   -
      Additional paid-in capital                                 14                  14
      Retained earnings                                      13,916              12,868
                                                      -------------       -------------
      Total stockholder's equity                             13,930              12,882

Contingent liabilities
                                                      -------------       -------------
                                                      $      46,712       $      43,486
                                                      =============       =============





                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                   Statements of Income and Retained Earnings




                                           (In Thousands, Except per Share and Share Data)
                                              Six Months Ended      Three Months Ended
                                                 December 31,            December 31,
                                            -------------------------------------------
                                              1994       1993       1994       1993
                                            ---------  ---------  ---------  ---------
Revenues:
    Oil and gas sales                       $  13,400  $  16,081  $   5,713  $   7,464
    Contract drilling                             818      1,043        291        561
    Interest and other income                     550        256        391        116
                                            ---------  ---------  ---------  ---------
        Total revenues                         14,768     17,380      6,395      8,141
                                            ---------  ---------  ---------  ---------
Costs and expenses:
    Oil and gas operations:
        Production taxes                          683        673        283        298
        Production costs                        3,436      4,143      1,613      2,180
        Nonproductive exploration
            and property abandonment costs        456      1,058        295        857
                                            ---------  ---------  ---------  ---------
                                                4,575      5,874      2,191      3,335
    Contract drilling direct costs                622        741        300        406
    Depreciation, depletion and
        amortization                            4,269      6,208      2,086      3,110
    Geological and geophysical                    655        525        177        190
    General and administrative                  1,846      2,469      1,300      1,735
    Interest                                      790        916        395        451
                                            ---------  ---------  ---------  ---------
       Total costs and expenses                12,757     16,733      6,449      9,227
                                            ---------  ---------  ---------  ---------
Income(loss) from operations before             2,011        647        (54)    (1,086)
    income taxes

Income tax expense (benefit):
    Federal - current                             685        -         (180)      (500)
    State - current                                89         36        (25)       (42)
    Deferred                                     (131)       150        138        -
                                            ---------  ---------  ---------  ---------
                                                  643        186        (67)      (542)
                                            ---------  ---------  ---------  ---------
Income (loss) before cumulative effect of
    change in accounting                        1,368        461         13       (544)

Cumulative effect of change in accounting         -        4,250        -          -
                                            ---------  ---------  ---------  ---------
Net income (loss)                               1,368      4,711         13       (544)

Retained earnings:
    Beginning                                  12,868      7,927     14,223     13,182
        Dividend                                 (320)      (320)      (320)      (320)
                                            ---------  ---------  ---------  ---------
   Ending                                   $  13,916  $  12,318  $  13,916  $  12,318
                                            =========  =========  =========  =========




                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                   Statements of Income and Retained Earnings




                                          (In Thousands, Except per Share and Share Data)
                                             Six Months Ended      Three Months Ended
                                                December 31,            December 31,
                                            -------------------------------------------
                                              1994       1993       1994       1993
                                            ---------  ---------  ---------  ---------
Net income (loss) per common share:
    Income (loss) before cumulative effect
        of change in accounting             $     978  $     330  $       9  $    (389)
    Cumulative effect of change in
        accounting                                -        3,038        -          -
                                            ---------  ---------  ---------  ---------
                                            $     978  $   3,368  $       9  $    (389)
                                            =========  =========  =========  =========

Weighted average number of shares               1,399      1,399      1,399      1,399
                                            =========  =========  =========  =========





                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                            Statements of Cash Flows
                                 (In Thousands)



                                                                Six months ended
                                                                   December 31,
                                                            ------------------------
                                                              1994           1993
                                                            ---------      ---------
Cash flows from operating activities:
    Net income                                              $  1,368       $  4,711
                                                            ---------      ---------
        Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation, depletion and
                amortization                                   4,269          6,208
            Loss on disposition of assets                          1            603
            Deferred income taxes                               (131)        (4,100)

            Changes in current assets and
                liabilities:
                Accounts receivable                              907            797
                Federal income tax receivable                 (1,344)          (500)
                Inventories                                     (136)            71
                Prepaid expenses                                (146)          (245)
                Accounts payable                               1,507         (1,124)
                Accrued liabilities                              713           (848)
                State income taxes payable                        89             39
                                                           ---------      ---------
                    Total adjustments                          5,729            901
                                                           ---------      ---------
                    Net cash provided by
                        operating activities                   7,097          5,612
                                                           ---------      ---------
Cash flows from investing activities:
    Proceeds from sales of assets                                518            571
    Capital expenditures                                      (5,737)        (6,560)
                                                           ---------      ---------
                    Net cash used in investing
                        activities                            (5,219)        (5,989)
                                                           ---------      ---------
Cash flows from financing activities:
    Bank debt repayments                                         -           (2,200)
    Dividends                                                   (320)          (320)
                                                           ---------      ---------
                    Net cash used in
                        financing activities                    (320)        (2,520)
                                                           ---------      ---------
Net increase (decrease)  in cash and cash equivalents          1,558         (2,897)

Cash and cash equivalents:
    Beginning of period                                        5,192          6,123
                                                           ---------      ---------
    End of period                                          $   6,750      $   3,226
                                                           =========      =========





                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1994



NOTE 1

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1994, and the results of operations and cash flows for the six months then ended. The results of operations for the six-month period and three-month period ended December 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.



NOTE 2

Borrowings under the Credit Agreement which was amended and restated as of March 9, 1992 to form the Second Amended and Restated Credit Agreement were repaid as of March 31, 1994. In addition, the Second Amended and Restated Credit Agreement provides a revolving credit facility under which the Company may borrow from time to time an amount referenced to the Company's "borrowing base," but not to exceed $10,000,000. The borrowing base is generally determined by the value of the Company's oil and gas properties. As of December 31, 1994, there was no outstanding term loan and there were no borrowings outstanding with respect to the revolving credit facility.



NOTE 3

Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The adoption of FAS 109 has reduced the net deferred tax liability by approximately $4,250,000 and this amount has been reported separately as the cumulative effect of the change in the method of accounting for income taxes in the statement of income for the six-month period ended December 31, 1993.

Total income tax expense attributable to earnings before the cumulative effect of change in accounting for the six-month period ended December 31, 1994 was $643,000 of which $774,000 was attributable to current income tax expense and $131,000 was attributable to deferred income tax benefit.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1994





NOTE 4

On March 28, 1994, the Company entered into the Commodity Floor Transaction (the "Floor Agreement") with Chemical Bank. The Agreement commenced on April 1, 1994 and ended on December 31, 1994. The Company effectively received a price associated with the New York Mercantile Exchange price of no lower than $13.00 per barrel with respect to 40,000 barrels of production per month. The Company paid $72,000 for the Agreement which was amortized over the life of the Agreement.



NOTE 5

During the quarter ended December 31, 1994, the Company sold one of its drilling rigs for an aggregate consideration of $285,000. This sale resulted in a gain of approximately $197,000 before income tax effect.



NOTE 6

The Company declared bonuses to four of its officers and directors of approximately $400,000 in December 1994. Bonuses of approximately $480,000 were paid in December 1993. The Company declared dividends of approximately $320,000 in December 1994 and 1993.



NOTE 7

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material effect on the financial condition of the Company.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                               Financial Position

                      December 31, 1994 and June 30, 1994

        The Company's current ratio was 1.78 to 1 at December 31, 1994 as compared to the fiscal year ended June 30, 1994 current ratio of 2.05 to 1. Cash on hand was $6,750,000 at December 31, 1994 and was $5,192,000 at the end of fiscal 1994. The indebtedness under the Company's Restated Credit Agreement ("the Restated Agreement") with Texas Commerce Bank and Texas Commerce Bank - San Antonio ("the Banks") (discussed under "Liquidity and Capital Resources"), has been paid in full to the Banks after a payment of $1,382,703 on March 31, 1994.

        During the quarter ended December 31, 1994, the Company used cash from operations to, among other things, drill and rework wells, acquire leases and related properties for drilling and to pay estimated Federal income taxes for fiscal 1995. Specifically, the Company utilized approximately $3,256,000 for capital expenditures as described below.

        The Company's net fixed assets increased during the second quarter of fiscal 1995 primarily as a result of additions to the Company's producing oil and gas properties which resulted from drilling and recompletion work, and from acquisitions of leases. These additions amounted to approximately $4,026,000 (See discussion under the heading "Liquidity and Capital Resources"). This increase was partially offset by depreciation and depletion charges of $2,086,000. Only one of the Company's drilling rigs was active during the second quarter of fiscal 1995.

        Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has applied the provisions of FAS 109 in fiscal 1994 without restating prior years' financial statements. The adoption of FAS 109 in fiscal 1994 reduced the net deferred tax liability by approximately $4,250,000; this amount was reported separately as the cumulative effect of the change in the method of accounting for income taxes in the statement of operations for the quarter ending September 30, 1993.

        The Company does not provide post retirement benefits to its employees and as a result, Statement of Accounting Standards No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post Retirement Benefits" are not applicable to the Company and will not affect the financial statements of the Company.

                             Results of Operations

           Three Months Ended December 31, 1994 and December 31, 1993

        The Company's oil and gas revenues were lower in the second quarter of fiscal 1995 than the prior comparable quarter primarily as a result of lower oil production. As compared to the prior comparable quarter, lower oil production had a negative effect on revenue by approximately $877,000, lower gas prices approximately $679,000, and lower gas production approximately

$151,000. Average oil prices were somewhat higher than the prior comparable quarter a year ago, $16.42 vs $15.21, which amounts to an approximate $372,000 offset to the above decreases. The Company sold one of its drilling rigs for $285,000 in October 1994 reflecting a gain of $197,000 (before income tax effect) which has been included in interest and other income.

        Production costs were less than the prior comparable period primarily due to lower production. Nonproductive exploration and property abandonment costs decreased as compared to the same quarter a year ago due primarily to the decreased write-offs of nonproductive and expired leases.

        Interest expense decreased by approximately $56,000 as compared to the prior comparable quarter due primarily to decreased debt. The Company repaid $1,100,000 to the Banks on September 30, 1993 and December 31, 1993 ($2,200,000
in total) with a final payment on March 31, 1994 of $1,382,703, thereby eliminating the Company's bank debt at the present time. The Company also reacquired and cancelled $1,234,000 in principal amount of Debentures in fiscal 1994. The Company may incur additional indebtedness under its revolving line of credit described below.

        The Company will incur additional interest expense related to its outstanding indebtedness presently comprised of its outstanding 8 1/2% subordinated debentures. Should the Company incur additional bank indebtedness to finance its exploration, development, and possible property acquisition activities, interest expense will further increase during the periods in which such indebtedness is incurred and outstanding.

        Expenses related to depreciation, depletion, and amortization costs decreased from the prior comparable quarter as a result of, among other things, lower production and a lower depletable base along with increased reserves.

        On December 6, 1994 the Company declared a cash dividend of $320,000 or $228.73 per share to its sole shareholder. The Company's sole shareholder is owned and controlled by Michael Amini, Rex Amini, Ronald Amini, and Jesse Minor. The same period a year ago also reflected a dividend of $320,000.

        The Company completed seven (7) new producing wells as operator in the second quarter of fiscal 1995 and reentered, recompleted, reworked or participated in a number of others. Nearly all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                             Result of Operations
           Six Months Ended December 31, 1994 and December 31, 1993

        A comparison of the Company's operations from the six-month periods ended December 31, 1994 and December 31, 1993 can generally be made on the same basis as the comparison of the three-month periods discussed above. The reasons for the operating income (loss) and the factors affecting profitability are generally the same, except for the following additional factor.

        In September 1993, the cumulative effect of change in accounting principle of $4,250,000 relating to the adoption of FAS 109 was reported. No such item occurred in the current six-month period. (See prior discussion under "Financial Position").

                        Liquidity and Capital Resources

        The Company's long-term debt at December 31, 1994 consists of its convertible debenture issue, which bears interest at 8-1/2%, is due in 2005 (the "Debentures") and presently has an outstanding balance of $18,580,000. To date, the Company has reacquired $11,420,000 face amount of Debentures.

Therefore, no sinking fund payments are currently required under the Debentures. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of debentures.

        The term facility provided under the Restated Credit Agreement has been fully repaid. The Restated Credit Agreement also provides a revolving credit facility pursuant to which the Company may borrow from time to time an amount determined by reference to the Company's "borrowing base" but in any event not more that $10,000,000. The borrowing base is generally determined by reference to the value of the Company's oil and gas properties; however, by agreement the Company's borrowing base was fixed at $500,000 as of September 30, 1994. On June 30, 1995 (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based on availability of cash, other appropriate uses of cash, and other factors in its discretion. There is presently no balance outstanding under the revolving credit facility.

        Liquidity is heavily affected by oil and gas prices. Oil prices generally evidenced substantial declines during the prior fiscal year. Additionally, natural gas prices are at low levels. The Company cannot predict with accuracy the volatility or parameters of future oil or gas prices. Further, should the value of the Company's assets decrease (as a result of declines in oil and gas prices or other factors), any future bank borrowings may be subject to mandatory prepayment.

        For approximately the last three fiscal years, the Company has aggressively pursued exploration and development activities (particularly horizontal drilling activities) and incurred expenditures attendant thereto. At the time such expanded activities are undertaken, they may result in a short-term negative impact on capital resources and liquidity. In part as a result of such activities, the Company entered into the Restated Credit Agreement described above and in the past borrowed funds under the revolving credit facility. Although such funds have since been repaid, the Company anticipates that additional amounts may be borrowed under the revolving credit facility for drilling or producing property acquisitions at a later date.

        Revenues can be expected to decline due to the decrease in prices as well as from a decrease in production resulting from decreased drilling activities and the natural decline in the Austin Chalk Trend area where a majority of the Company's horizontal drilling takes place. Wells in the Austin Chalk Trend area have traditionally exhibited significant initial production followed by a more rapid decline than other areas. In addition, reservoir characteristics make extrapolating future production and revenues from wells in this area difficult. Production costs may also decline as a result of decreased production.

        The Company's sales of the "Big Lake" and "Harper Field" properties in fiscal year 1993 resulted in the Company having fewer properties with relatively longer life reserves. Although management of the Company deems it important to acquire additional properties with longer life reserves at suitable prices, the Company will also consider further sales of properties. Proceeds from any such sales could be used for a variety of purposes, including property acquisitions and acquisitions of outstanding Debentures. In addition, the Company recently announced that it may utilize up to $2,000,000 to repurchase some of its outstanding Debentures in the open market or in privately negotiated transactions. There is no assurance that the Company will repurchase any of its Debentures.

        The Company intends to continue on a modified basis its exploration and development activities in the Austin Chalk and in other areas. Such activity will in large part be based upon availability of capital and economic prospects and with consideration for continued volatility in oil and gas prices. The Company will also continue to seek undeveloped leasehold acreage and to consider various proposals for the acquisition of producing properties within such parameters. Further, the Company will expend funds to implement various enhanced recovery techniques within such parameters and continue its horizontal drilling activities with industry partners and on its own. The Company has also begun to pursue exploration opportunities which it has identified through the use of computer technology and 3-D seismic. Specifically, the Company has undertaken significant exploration activities in North Dakota. The Company anticipates that its increased exploration activities will continue to have a negative impact on its liquidity. The Company anticipates utilizing internally generated funds and, if necessary and available, funds under the Restated Credit Agreement to continue such activities.

        The Company is required to make estimated payments of Federal income taxes for the fiscal year ending June 30, 1995 and has paid $2,005,000 for the first two quarters of fiscal 1995.

        In December 1994, the Company determined to pay bonuses to four of its officers and directors aggregating $400,000.

        On December 6, 1994 the Company declared a cash dividend to its sole shareholder of $228.73 per share (or an aggregate of $320,000). The Company's sole shareholder is owned by and controlled by Michael Amini, Rex Amini, Ronald Amini, and Jesse Minor. The Company may consider the payment of cash dividends (in accordance with applicable law and the provisions of the Restated Credit Agreement as the same may be modified or amended from time to time) in the future. The payment of such dividends will be determined by the Company as general business conditions, the development of the Company's business, the financial condition of the Company, and other factors may warrant. Any such payment of dividends would adversely affect capital resources and liquidity.

        In addition, the Company elected not to make a sinking fund payment (which would ordinarily have been due at least one business day before October 15, 1994) for the purpose of setting aside funds to retire its outstanding Debentures. The Company is not required to make such payment, which would ordinarily be a sum in cash sufficient to retire by redemption $1,500,000 principal amount of the Debentures, because it reacquired and cancelled a sufficient number of Debentures to eliminate the sinking fund payment required on such date. The Company has reacquired and cancelled Debentures in the face amount of $11,420,000, which could, if the Company so elects, result in the deferral of sinking fund payments until 1997. The Company reacquired and cancelled an aggregate of $1,234,000 in principal amount of Debentures in fiscal 1994 for an aggregate purchase price of $999,540 which resulted in an extraordinary gain of approximately $141,000, net of tax effect. The reacquired Debentures were cancelled.

        Effective March 28, 1994, the Company entered into the Commodity Floor Transaction (the "Floor Agreement") with Chemical Bank which terminated on December 31, 1994. The Company paid $72,000 to Chemical Bank for the Floor Agreement in March of 1994 but did not receive any payments thereunder.

        The Company maintains an internal compliance program to monitor its compliance with environmental laws and employs an independent consulting firm to inspect its wellsites to determine whether the Company has any clean-up obligations.

        Although certain of the transactions described herein may have adversely affected liquidity and capital resources, management of the Company currently believes that (based on present pricing scenarios) its liquidity and capital resources are generally adequate. However, as a result of the exploration and development activities and the possible acquisition of properties with long-life reserves, it is possible that the Company will utilize additional borrowings under the revolving credit facility to finance its activities.

                                    PART II
                               OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

        Pursuant to a unanimous written consent of the sole stockholder of Sage Energy Company dated December 6, 1994, Jesse Minor, Rex Amini, Michael Amini, Ronald Amini, Mark S. Solomon, and Harold Conrad were re-elected as members of the Board of Directors of Sage Energy Company.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has only caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Sage Energy Company
                                           -------------------
                                              (Registrant)



Date: February 14, 1995                    By: /s/ Jesse Minor
                                              -----------------------------
                                               Jesse Minor
                                               President



Date: February 14, 1995                    By: /s/ Stanley A. Paris, Jr
                                              -----------------------------
                                               Stanley A. Paris, Jr.
                                               Vice President-Finance
                                               Principal Accounting Officer