Form 10-Q
period 1995-03-31
SAGE ENERGY CO
filed 1995-05-15
CIK 216991

                              SAGE ENERGY COMPANY

                         10101 Reunion Place, Suite 800
                         San Antonio, Texas 78216-4158


- - - - --------------------------------------------------------------------------------




                                QUARTERLY REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                                   FORM 10-Q



- - - - --------------------------------------------------------------------------------



                                     PART I

                             FINANCIAL INFORMATION



- - - - --------------------------------------------------------------------------------

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)


                                                                   March 31,            June 30,
                                                                     1995                 1994
                                                                   ---------            --------
Assets

Current assets:

Cash and cash equivalents                                          $   6,428            $   5,192
Accounts receivable:
           Trade                                                       2,651                1,788
           Oil and gas sales                                           3,743                5,602
Federal income tax receivable                                            244                   13
Inventories - well and production
           equipment, at cost                                          1,433                1,197
Prepaid expenses                                                         156                   63
                                                                   ---------            ---------
           Total current assets                                       14,655               13,855
                                                                   ---------            ---------
Property, plant and equipment, at cost:
           Producing oil and gas properties
                          (successful efforts method)                116,296              116,740
           Undeveloped properties                                      4,624                2,515
           Drilling equipment                                          8,524               17,378
           Other                                                       4,316                4,395
                                                                   ---------            ---------
                                                                     133,760              141,028

           Less accumulated depreciation and
                          depletion                                 (105,517)            (111,714)
                                                                   ---------            ---------
                                                                      28,243               29,314
                                                                   ---------            ---------
Other assets, at cost, net of accumulated
           amortization                                                  294                  317
                                                                   ---------            ---------
                                                                   $  43,192            $  43,486
                                                                   =========            =========

                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)



                                                      March 31,                     June 30,
                                                        1995                          1994
                                                      ---------                     --------
Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable, trade                               $ 1,123                       $ 1,783
Accrued liabilities                                     4,992                         4,875
State income taxes payable                                341                           103
                                                      -------                       -------
           Total current liabilities                    6,456                         6,761

Bonds payable                                          18,580                        18,580

Deferred income taxes                                   4,062                         5,263
                                                      -------                       -------
           Total liabilities                           29,098                        30,604
                                                      -------                       -------

Stockholder's equity:
           Common stock, $.01 par value; authorized
               12,000 shares; issued 1,399 shares         -                             -
           Additional paid-in capital                      14                            14
           Retained earnings                           14,080                        12,868
                                                      -------                       -------
           Total stockholder's equity                  14,094                        12,882

Contingent liabilities
                                                      -------                       -------
                                                      $43,192                       $43,486
                                                      =======                       =======

                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                   Statements of Income and Retained Earnings
                (In Thousands, Except per Share and Share Data)

                                                    Nine Months Ended          Three Months Ended
                                                        March  31,                  March 31,
                                                    ---------------------------------------------
                                                     1995      1994              1995      1994
                                                    -------   -------          -------   -------
Revenues:
    Oil and gas sales                               $19,271   $22,766          $ 5,871   $ 6,685
    Contract drilling                                 1,340     1,512              522       469
    Interest and other income                         1,541       365              991       109
                                                    -------   -------          -------   -------
             Total revenues                          22,152    24,643            7,384     7,263
                                                    -------   -------          -------   -------

Costs and expenses:
    oil and gas operations:
             Production taxes                           977       997              294       324
             Production costs                         4,995     6,380            1,559     2,237
             Nonproductive exploration
                 and property abandonment costs       1,684     1,276            1,228       218
                                                    -------   -------          -------   -------
                                                      7,656     8,653            3,081     2,779
    Contract drilling direct costs                    1,038       993              416       252
    Depreciation, depletion and
      amortization                                    6,218     8,925            1,949     2,717
    Geological and geophysical                        1,206       803              551       277
    General and administrative                        2,483     3,113              637       645
    Interest                                          1,184     1,354              394       438
                                                    -------   -------          -------   -------
             Total costs and expenses                19,785    23,841            7,028     7,108
                                                    -------   -------          -------   -------

Income from operations before income taxes            2,367       802              356       155

Income tax expense (benefit):
    Federal - current                                 1,798      (170)           1,113      (170)
    State - current                                     238        58              149        22
    Deferred                                         (1,201)      290           (1,070)      140
                                                    -------   -------          -------   -------
                                                        835       178              192        (8)
                                                    -------   -------          -------   -------

Income before cumulative effect of
    change in accounting                              1,532       624              164       163

Cumulative effect of change in accounting               -       4,250             -         -
                                                    -------   -------          -------   -------
Net income                                            1,532     4,874              164       163

Retained earnings:
    Beginning                                        12,868     7,927           13,916    12,318
             Dividend                                  (320)     (320)            -         -
                                                    -------   -------          -------   -------
    Ending                                          $14,080   $12,481          $14,080   $12,481
                                                    =======   =======          =======   =======
Net income per common share:
    Income  before cumulative effect of
             change in accounting                   $ 1,095   $   446          $   117   $   117
Cumulative effect of change in accounting               -       3,038             -         -
                                                    -------   -------          -------   -------
                                                    $ 1,095   $ 3,484          $   117   $   117
                                                    =======   =======          =======   =======
Weighted average number of shares                     1,399     1,399            1,399     1,399
                                                    =======   =======          =======   =======

                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                            Statements of Cash Flows
                                 (In Thousands)

                                                                         Nine months ended
                                                                             March 31,
                                                                    -----------------------------
                                                                      1995                  1994
                                                                    -------               -------
Cash flows from operating activities:
    Net income                                                      $ 1,532               $ 4,874
                                                                    -------               -------
        Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation, depletion and
             amortization                                             6,218                 8,925
          Loss on disposition of assets                                 211                   726
          Deferred income taxes                                      (1,201)               (3,960)

          Changes in current assets and
             liabilities:
                 Accounts receivable                                    996                 1,971
                 Federal income tax receivable                         (231)                 (670)
                 Inventories                                           (236)                   12
                 Prepaid expenses                                       (93)                 (411)
                 Accounts payable                                      (660)               (1,109)
                 Accrued liabilities                                    117                  (891)
                 State income taxes payable                             238                    60
                                                                    -------               -------
                     Total adjustments                                5,359                 4,653
                                                                    -------               -------
                     Net cash provided by
                         operating activities                         6,891                 9,527
                                                                    -------               -------
Cash flows from investing activities:
    Proceeds from sales of assets                                     2,153                   786
    Capital expenditures                                             (7,488)               (8,786)
                                                                    -------               -------
                     Net cash used in investing
                         activities                                  (5,335)               (8,000)
                                                                    -------               -------
Cash flows from financing activities:
    Bank debt repayments                                               -                   (3,583)
    Dividends                                                          (320)                 (320)
                                                                    -------               -------
                     Net cash used in
                         financing activities                          (320)               (3,903)
                                                                    -------               -------
Net increase (decrease)  in cash and cash equivalents                 1,236                (2,376)

Cash and cash equivalents:
    Beginning of period                                               5,192                 6,123
                                                                    -------               -------
    End of period                                                   $ 6,428               $ 3,747
                                                                    =======               =======

                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995

NOTE 1

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the nine months then ended. The results of operations for the nine-month period and three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

Borrowings under the Credit Agreement which was amended and restated as of March 9, 1992 to form the Second Amended and Restated Credit Agreement were repaid as of March 31, 1994. In addition, the Second Amended and Restated Credit Agreement provides a revolving credit facility under which the Company may borrow from time to time an amount referenced to the Company's "borrowing base," but not to exceed $10,000,000. The borrowing base is generally determined by the value of the Company's oil and gas properties. As of March 31, 1995, there was no outstanding term loan and there were no borrowings outstanding with respect to the revolving credit facility. Effective May 9, 1995, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement. The Amendment extends the Company's ability to borrow funds under the revolving credit facility until June 30, 1997 and reduces the "borrowing base" to $3,000,000.

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

The adoption of FAS 109 has reduced the net deferred tax liability by approximately $4,250,000 and this amount has been reported separately as the cumulative effect of the change in the method of accounting for income taxes in the statement of income for the nine-month period ended March 31, 1994.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995


Total income tax expense attributable to earnings before the cumulative effect of change in accounting for the nine-month period ended March 31, 1995 was $835,000 of which $2,036,000 was attributable to current income tax expense and $1,201,000 was attributable to deferred income tax benefit.

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

NOTE 5

During the nine-month period ended March 31, 1995, the Company sold nine of its drilling rigs for an aggregate consideration of approximately $1,760,000. This sale resulted in a gain of approximately $1,059,000 before income tax effect.

NOTE 6

The Company declared bonuses to four of its officers and directors of approximately $400,000 in December 1994. Bonuses of approximately $480,000 were paid in December 1993. The Company declared dividends of approximately $320,000 in December 1994 and 1993.

NOTE 7

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial condition of the Company.

NOTE 8

Subsequent to March 31, 995, the Company purchased a 50% interest in certain oil and gas properties, two drilling rigs, two vehicles and pipe inventory from Blanco Oil Company for approximately $3,050,000. Jesse Minor, Rex Amini, Ron Amini and Michael Amini purchased the remaining 50% interest in certain oil and gas properties as well as two other drilling rigs for $2,450,000. The owner of Blanco Oil Company, K. K. Amini, is the father of Rex, Ron and Michael Amini and the father-in-law of Jesse Minor, managing directors of the Company. The Company has received appraisals from third parties indicating that the purchase price for the Blanco Oil Company assets (such appraisals did not include the pipe inventory and vehicles) was at least at the fair market value thereof.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                               Financial Position

                        March 31, 1995 and June 30, 1994

         The Company's current ratio was 2.27 to 1 at March 31, 1995 as compared to the fiscal year ended June 30, 1994 current ratio of 2.05 to 1. Cash on hand was $6,428,000 at March 31, 1995 and was $5,192,000 at the end of fiscal 1994.

         During the quarter ended March 31, 1995, the Company used cash from operations to, among other things, drill and rework wells, acquire leases and related properties for drilling, to pay a dividend to its sole shareholder and bonuses to certain officers and directors. Specifically, the Company utilized approximately $1,751,000 for capital expenditures as described below.

         The Company's net fixed assets decreased during the third quarter of fiscal 1995 primarily as a result of the write off of various nonproductive exploration and property abandonment costs of $1,007,000 and from the sale of several of the Company's drilling rigs as well as depreciation and depletion
charges of $1,949,000.   This decrease was partially offset by additions to the
Company's producing oil and gas properties which resulted from drilling and recompletion work, and from acquisitions of leases. These additions amounted to approximately $1,694,000 (See discussion under the heading "Liquidity and Capital Resources"). Only one of the Company's drilling rigs was readily available for service during the third quarter of fiscal 1995; however, it was not active during the quarter. The Company sold several of its drilling rigs in the third quarter as described in Results of Operations below.

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

                             Results of Operations

              Three Months Ended March 31, 1995 and March 31, 1994

         The Company's oil and gas revenues were lower in the third quarter of fiscal 1995 than the prior comparable quarter primarily as a result of lower oil production and lower gas prices. As compared to the prior comparable quarter, lower oil production had a negative effect on revenue by approximately $1,039,000, lower gas prices approximately $836,000. However, average oil prices were higher than the prior comparable quarter a year ago, $17.36 vs $13.55, which amounts to an approximate $1,112,000 offset to the above decreases. The Company sold one of its drilling rigs for $251,625 in February 1995 reflecting a gain of $158,428 (before income tax effect) which has been included in interest and other income. Additionally, in March 1995 the Company sold by auction seven other of its drilling rigs for approximately $1,224,000 generating a gain before income tax of $703,600. Such gains have been included in interest and other income.

         Production costs were less than the prior comparable period primarily due to lower production. Nonproductive exploration and property abandonment costs increased as compared to the same quarter a year ago due primarily to the increased write-offs of nonproductive exploration, property abandonment costs and expired leases.

         Interest expense decreased by approximately $44,000 as compared to the prior comparable quarter due primarily to decreased debt. The Company made a final payment on March 31, 1994 of $1,382,703 on its bank debt thereby eliminating its debt at such time. The Company also reacquired and cancelled $1,234,000 in principal amount of Debentures in fiscal 1994 thus decreasing the annual interest expense attributable to the Debentures by $104,890. The Company may incur additional indebtedness under its revolving line of credit described below.

         The Company will incur ongoing interest expense related to its outstanding indebtedness presently comprised of its outstanding 8 1/2% subordinated debentures. Should the Company incur additional bank indebtedness to finance its exploration, development, and possible property acquisition activities, interest expense will further increase during the periods in which such indebtedness is incurred and outstanding.

         Expenses related to depreciation, depletion, and amortization costs decreased from the prior comparable quarter as a result of, among other things, lower production and a lower depletable base along with increased reserves. Geological and geophysical costs increased due to the Company's increased exploration activities and 3-D seismic activities.

         The Company completed three (3) new producing wells as operator in the third quarter of fiscal 1995 and reentered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                             Results of Operations
              Nine Months Ended March 31, 1995 and March 31, 1994

         A comparison of the Company's operations from the nine-month periods ended March 31, 1995 and March 31, 1994 can generally be made on the same basis as the comparison of the three-month periods discussed above. The reasons for the operating income and the factors affecting profitability are generally the same, except that the Company sold one of its drilling rigs in October 1994 for $285,000 reflecting a gain of $197,000 before income tax effect. In September 1993, the cumulative effect of change in accounting principle of $4,250,000 relating to the adoption of FAS 109 was reported. No such item occurred in the current nine- month period. (See prior discussion under "Financial Position").


                        Liquidity and Capital Resources

         The Company's long-term debt at March 31, 1995 consists of its convertible debenture issue, which bears interest at 8-1/2%, is due in 2005 (the "Debentures") and presently has an outstanding balance of $18,580,000. To date, the Company has reacquired $11,420,000 of the original $30,000,000 face amount of Debentures. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of Debentures.

         The term facility provided under the Company's loan agreement (referred to herein as the "Credit Agreement") with Texas Commerce Bank National Association (the "Bank") was fully repaid in March 1994. The Credit Agreement also provided for a revolving credit facility pursuant to which the Company could borrow from time to time an amount determined by reference to the Company's "borrowing base", but in no event more than $10,000,000. Effective May 9, 1995, the Company entered into a Second Amendment to Second Amended and Restated Credit Agreement (the "Amendment"). The Amendment generally provides an extension of the Company's ability to borrow funds under the revolving credit facility (until June 30, 1997) (the "Termination Date"). The

Amendment also decreases the amount that the Company may borrow down to $3,000,000 under the revolving credit facility. On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. As of May 12, 1995, the Company had not drawn funds under the Credit Agreement.

         The Company entered into the Amendment for the primary purpose of providing the Company with available funds following the acquisition of certain properties and assets from Blanco Oil Company which occurred subsequent to March 31, 1995. In the Blanco Oil transaction, the Company purchased a 50% interest in certain west Texas oil and gas properties for $1,750,000 and two drilling rigs for approximately $1,149,000. The Company also obtained two vehicles and pipe inventory in the transaction for an approximate aggregate of $151,000. In the same transaction, Messrs. Rex Amini, Ronald Amini, Michael Amini and Jesse Minor purchased the remaining 50% of the oil and gas properties from Blanco Oil Company for the same purchase price and two other drilling rigs for $700,000. Blanco Oil Company is owned by K.K. Amini, the father of Rex, Michael, and Ron Amini and Sue Amini Minor (the wife of Jesse Minor). The Company has received appraisals from third parties indicating that the purchase price for the Blanco Oil assets was at least at the fair market value thereof. Such appraisals excluded the pipe inventory and vehicles.

         The Company consummated the acquisition of oil and gas properties from Blanco to generally increase the portfolio for longer life reserves. Although management of the Company continues to deem it important to acquire additional properties with longer life reserves at suitable prices, the Company may also consider further sales of properties. The proceeds from any such sales could be used for a variety of purposes, including property acquisitions, acquisitions of outstanding debentures, and repayment of bank debt.

          In March 1995, the Company sold, by auction, seven of its drilling rigs for approximately $1,224,000. The Company had previously sold two of its drilling rigs in the second and third quarter of fiscal 1995. The two rigs acquired from Blanco are generally of higher quality than those sold by the Company. The Company also recently announced that it has terminated its program to use up to $2 million to repurchase certain of its outstanding Debentures in the open market or in privately negotiated transactions. There were no other purchases by the Company of its Debentures under this program.

         For approximately the last three fiscal years, the Company has aggressively pursued exploration and development activities (particularly horizontal drilling activities) and incurred expenditures attendant thereto. At the time such expanded activities are undertaken, they may result in a short-term negative impact on capital resources and liquidity even if they are ultimately successful.

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

         The Company is required to make estimated payments of Federal income taxes for the fiscal year ending June 30, 1995 and has paid $2,005,000 during the first three quarters of fiscal 1995.

         On December 6, 1994 the Company declared a cash dividend to its sole shareholder of $228.73 per share (or an aggregate of $320,000). The Company's sole shareholder is owned by and controlled by Michael Amini, Rex Amini, Ronald Amini, and Jesse Minor. The Company may consider the payment of cash dividends (in accordance with applicable law and the provisions of the Restated Credit Agreement as the same may be modified or amended from time to time) in the future. The payment of such dividends will be determined by the Company as general business conditions, the development of the Company's business, the financial condition of the Company, and other factors may warrant. Any such payment of dividends would adversely affect capital resources and liquidity.
In December 1994, the Company also determined to pay bonuses to four of its officers and directors aggregating $400,000.

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

         Although certain of the transactions described herein may have adversely affected liquidity and capital resources, management of the Company currently believes that (based on present pricing scenarios) its liquidity and capital resources are generally adequate. However, as a result of the exploration and development activities and the possible acquisition of properties with long-life reserves, it is possible that the Company will utilize other borrowings under the revolving credit facility to finance its activities.

                           PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

       (a)    Exhibits

              (i) Exhibit 10.1 Second Amendment to the Second Amended and Restated Credit Agreement dated as of May 9, 1995 among Sage Energy Company and Texas Commerce Bank National Association.

                     Exhibit 27.1  Financial Data Schedule

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


                                            Sage Energy Company
                                            -------------------
                                                (Registrant)



Date:  May 15, 1995                By: /s/ Jesse Minor
                                      -------------------------------
                                           Jesse Minor
                                           President



Date:  May 15, 1995                By:/s/ Stanley A. Paris, Jr.
                                      -------------------------------
                                          Stanley A. Paris, Jr.
                                          Vice President-Finance
                                          Principal Accounting Officer

INDEX TO EXHIBITS



Exhibit
Number


10.1          Exhibit 10.1     Second Amendment to Second Amended and Restated
              Credit Agreement dated as of May 9, 1995 among Sage Energy Company and Texas Commerce Bank National Association.

27.1          Exhibit 27.1     Financial Data Schedule for Nine months Ended
              March 31, 1995. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)