Form 10-K405
period 1995-06-30
SAGE ENERGY CO
filed 1995-09-27
CIK 216991

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        FISCAL YEAR ENDED JUNE 30, 1995
                         Commission File Number 1-7836

            (_)TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ENDED ________________


                              SAGE ENERGY COMPANY
             (Exact name of registrant as specified in its charter)


               Delaware                                        75-1542170
 (State or other jurisdicition of                            (I.R.S. employer
  incorporation or organization)                            identification no.)
 10101 Reunion Place, Suite 800
       San Antonio,  Texas                                         78216
(Address of principal executive office)                         (Zip Code)

                                                        Name of each exchange
          Title of each class                            on which registered
          -------------------                           ---------------------

8 1/2% Convertible Subordinated Debentures Due 2005    American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:


                                      None
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.   Yes (X)  No ( )
                                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitve proxy or information statement's incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K {X}

No voting stock was held by nonaffiliates of the Registrant as of September 27, 1995.

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the close of the period covered by this report.


           Class                              Outstanding at June 30, 1995
           -----                              ----------------------------

Common Stock ($.01 par value)                               1,399
                                                            -----

________________________________________________________________________________

                              SAGE ENERGY COMPANY

                        ANNUAL REPORT (S.E.C. Form 10-K)

                                     INDEX


                           Item Number and Description                 Page
                           ---------------------------                 ----

                                    PART I

Item  1.  Business................................................       1
Item  2.  Properties..............................................       6
Item  3.  Legal Proceedings.......................................      11
Item  4.  Submission of Matters to a Vote of Security Holders.....      11

                                    PART II

Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.....................................      11
Item  6.  Selected Financial Data.................................      12
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................      13
Item  8.  Financial Statements and Supplementary Data.............      20
Item  9.  Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.....................      39

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant......      39
Item 11.  Executive Compensation..................................      40
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management..........................................      42
Item 13.  Certain Relationships and Related Transactions..........      42

                            PART IV and SIGNATURES

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.............................................      44

SIGNATURES........................................................      46

                                     PART I

Item 1.  Business.

(a)   General Description and Development of Business


      Sage Energy Company (hereinafter "Sage" or the "Company"), a Delaware corporation, is engaged in the exploration for, and development, production and sale of, oil and gas. The Company was organized in 1977 as a Texas Corporation but in December 1991, it reincorporated in the State of Delaware. The Company, on a continuing basis, acquires and makes its own geological and geophysical evaluations of oil and gas properties, and thereafter forms and participates in exploration and development joint ventures for which the Company generally acts as operator. Except for certain recent drilling activities, the Company generally has not participated in exploration activities with respect to prospects for which it is not the operator, and has been the major participant in substantially all of the oil and gas properties for which it is the operator.

      The Company, whose activities developed from a Texas base, also conducts operations in other states. In Texas, the Company's activities are in the Permian Basin of West Texas, the Austin Chalk Trend of South Texas, and in the Gulf Coast region. The Company also has horizontal activities in the Giddings Austin Chalk area. The Company owns interests in Southeastern New Mexico and in a gas field in Oklahoma and holds some undeveloped acreage in North Dakota, South Dakota and Louisiana.

      The Company formerly conducted a contract drilling business through Sterling Drilling Company, now a division of the Company, and presently owns seven oil and gas drilling rigs (after selling nine and purchasing two in fiscal 1995) with depth capabilities ranging from 7,500 to 14,500 feet. The majority of these rigs were previously employed in exploratory and development drilling for both the Company's own operations and for unaffiliated customers. Additionally, the Company owns six service rigs used for completion and remedial work on its own wells and those of others. As of June 30, 1995, all but one of the Company's drilling rigs have been deactivated.

      The Company's credit agreement was amended and restated as of March 9, 1992 (the "Restated Credit Agreement") and was amended in May 1995 (the "Amendment"). The Restated Credit Agreement provided for a term loan and revolving credit facility. The term loan was fully repaid during the 1994 fiscal year. Under the revolving credit facility, as amended in May 1995, the Company may borrow from time to time an amount determined by reference to the Company's "borrowing base" but in any event not more than $3,000,000. The borrowing base is generally determined by reference to the value of the Company's oil and gas properties; however, by agreement the Company's borrowing base has been fixed at $3,000,000 as of June 30, 1995. On June 30, 1997 (subject to acceleration for certain events), the Company's loans, if any, under the Restated Credit Agreement are scheduled to be fully paid. Further, should the value of the Company's assets decrease (as a result of oil and gas prices or other factors) any future bank borrowings may be subject to mandatory prepayment.

      Revenues generated from the oil and gas operations of the Company are highly dependent upon the prices of and demand for oil and gas. Various factors beyond the control of the Company affect prices of oil and gas, including the worldwide supply of oil and gas, the ability of members of OPEC to agree to and maintain price and production controls, political instability or armed conflict in oil producing regions, the price of foreign imports, the levels of consumer demand, the price and availability of alternative fuels, availability of pipeline capacity and changes in existing Federal regulation and price controls. Prices for oil and gas have fluctuated greatly during the past several years and markets for oil and gas may continue to be volatile. Unsettled energy markets make it particularly difficult to estimate future prices of oil and gas. In addition, demand for natural gas and natural gas products can fluctuate significantly with seasonal and annual variations in weather patterns because those products are used in large part as heating fuels.

      Sage's principal offices are located at 10101 Reunion Place, Suite 800, San Antonio, Texas, 78216 and its telephone number is (210) 340-2288.


 (b)  Financial Information About Industry Segments

      Sage's business segments for the periods indicated consist of oil and gas production and contract drilling. The following table sets forth the revenues, operating profit and identifiable assets of these business segments for these periods.

                                                  Years Ended June 30,
                                            ------------------------------

                                            1995         1994        1993
                                            ----         ----        ----
        Oil and Gas Production
         Revenues......................  $25,675,000  $30,089,000  $41,694,000

         Operating profit .............    6,483,000    7,337,000   15,829,000

         Identifiable assets...........   34,124,000   34,694,000   39,642,000

        Contract Drilling
         Revenues......................    2,450,000    3,169,000    1,978,000

         Intersegment sales............      818,000    1,327,000      679,000

         Operating profit .............      179,000      712,000       94,000

         Identifiable assets...........    2,148,000    1,846,000    1,903,000


 (c)  Narrative Description of Business

                    Principal Products and Markets

      The Company's principal products are oil and natural gas. The principal markets for such products are those where the Company's oil and gas properties are physically located, and the methods of distribution of such products are by the sale of such products at the wellhead to appropriate gathering companies operating in the geographic area of the Company's production. The ability of the Company to market oil and gas depends on numerous factors beyond the control of the Company. The effect of such factors cannot be accurately predicted or anticipated. These factors include the availability of other domestic and foreign production, the competitive fuels market, the proximity and capacity of pipelines, fluctuations in supply and demand, the availability of a ready market, the effect of Federal and state regulations on production, refining, transportation and sales, and national and worldwide economic and political conditions.

                                    Oil

      For several years, oil prices have been volatile. During fiscal 1995 oil prices increased over the prior fiscal year. The Company cannot predict future price levels.

      Substantially all of the Company's crude oil and condensate production is sold at monthly posted prices to a variety of purchasers under arrangements which are typical and customary in the oil industry. The Company disburses revenues on a major portion of the crude oil it sells, which the Company believes enables it to contract with various purchasers at a higher negotiated price. Such arrangements are generally for short primary terms of less than 3-6 months and month-to-month thereafter as the Company believes that short contract time periods enable the Company to negotiate a higher price for its crude oil production. Under these arrangements, the Company has been able to obtain price premiums from purchasers and has flexibility to switch purchasers if it so desires. Approximately 54% of the Company's proved reserves at June 30, 1995 consisted of crude oil. In addition, approximately 66% of the Company's oil and gas revenues resulted from the production and sale of crude oil in fiscal 1995. Consequently, the financial results of the Company are influenced to a greater degree by crude oil prices than those for natural gas.

                                 Gas Production

      The Company's gas production is sold primarily under market sensitive agreements (both long-term and short-term) with a variety of purchasers, including pipelines and their affiliates, independent marketing companies and other purchasers who have the ability to purchase all gas produced by the Company. The Company has been adversely affected by low gas prices since 1993, but believes that it is well positioned to take advantage of any future price increases.

      The market for the Company's natural gas production is somewhat seasonal in nature as the demand and prices for natural gas and natural gas products generally increase during the winter months. The Company however, has been able to sell all its gas production generally at monthly market area prices. If the Company completes a gas well in an area distant from existing gas pipelines, the well may remain shut-in for lack of a market until such time as a pipeline with available capacity is extended to the area.

      In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices or guarantee that the Company will be able to market all oil or gas produced by it.

                            Marketing of Production

      Production from the Company's properties is marketed consistent with industry practices, which include the sale of oil at the wellhead to third parties and the sale of gas to third parties at negotiated prices based on factors normally considered in the industry (such as the availability of buyers, market prices, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, quality of gas, length of contract, and prevailing supply and conditions).

                                   Employees

      As of June 30, 1995, the Company employed 103 full-time employees, including 4 petroleum engineers, 6 geologists, 4 landmen, 1 attorney, 4 accountants, 1 drilling, 2 service and 8 production superintendents, and 57 field and 16 administrative personnel. The Company believes its relations with its employees are excellent. No Company employees are covered by union contracts.

                                  Competition

      The Company's competitors in oil and gas exploration, development and production include the major oil companies and numerous independent oil and gas companies, individual proprietors and drilling programs. Competition is particularly intense with respect to the sale of oil and gas production and the acquisition of oil and gas leases suitable for exploration and of producing properties. Moreover, competition for leases is extremely intense in the Austin Chalk Trend of South Texas, where the Company undertakes significant activities. In addition, there is intense competition for the hiring of experienced personnel. Generally, the Company will encounter strong competition from various independent operators and major oil companies in raising capital and in acquiring producing properties and properties suitable for development by the Company. Many of such competitors possess and employ financial and personnel resources substantially in excess of those available to the Company and may, therefore, be able to pay greater amounts for desirable leases and to evaluate, bid for, purchase and define a greater number of potential producing prospects than the Company's financial or personnel resources permit.

      The Company substantially decreased its contract drilling operations in 1988 and subsequently moved substantially all of its drilling equipment to Company-owned yards in West Texas. In the last six (6) months of fiscal 1993 the Company began contract drilling operations and continued these operations in fiscal 1994 and 1995 with one drilling rig. If the Company were to significantly reenter the contract drilling business, its principal market would likely be the Permian Basin of West Texas and Southeastern New Mexico. This market is highly fragmented and extremely competitive.

      Numerous companies compete in the contract drilling business primarily on the basis of contract rates, suitability and availability of equipment, experience and reputation. Since the spring of 1982, competition within the industry has been intense due to a sharp sustained imbalance between supply and demand for contract drilling services. The oversupply of rigs is a result of rig overbuilding during the peak drilling years of 1980 and 1981, and depressed demand primarily as a result of lower oil and gas prices. As a result of this excess supply of drilling rigs (as compared to the number of available drilling contracts), drilling rates remain low and contractual risks which contractors are forced to accept remain high. Although the number of land rigs in the United States has substantially decreased since 1982, until the competition in this market abates and drilling rates increase, the Company does not intend to have substantial participation in the contract drilling industry.

                              Principal Customers

      The following table sets forth certain information with respect to the Company's customers whose purchases of goods and services during fiscal 1995 exceeded 10% of revenues.

                                                                Sales as a
                                    Type of                     Percent of
                                   Service or   Relationship       Total
Name of Customer                  Product Sold   to Company       Revenue
- ----------------                  ------------  ------------    ----------
Scurlock Permian Oil Company......  Crude Oil      None            54%


The Company markets and will continue to market its oil and gas production to a number of purchasers and does not believe that the loss of any single purchaser of its crude oil, natural gas or condensate would adversely affect its operations in any material respect.

                    Backlog Orders and Government Contracts

      The Company has no amount of firm backlog orders, and is a party to no material contracts for which the termination of or renegotiation of profits may be made at the election of any government.

                                   Regulation

General

      The production and sale of oil and gas is regulated by various state and Federal authorities. The executive and legislative branches of the Federal government have periodically proposed and considered various programs for development and use of alternative fuels, energy conservation and limitations or taxes on crude oil imports. The Company cannot predict what effect, if any, such programs, if implemented, would have on the Company.

Price and Regulatory Controls

      Natural gas sold by the Company has been subject to regulation by the Federal Energy Regulatory Commission under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). Prices on the majority of the Company's gas sales were decontrolled on January 1, 1985. This event was insignificant since market forces at that time had caused prices on virtually all of the Company's decontrolled gas to fall below the ceiling prices prior to decontrol. Future gas prices cannot be predicted.

      The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the States of Texas and New Mexico and certain other states limit the rate at which oil and gas can be produced from the Company's properties.

      Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission (the "FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, which remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact of these complex and overlapping rules and regulations, many of which are repeatedly subjected to judicial challenge and interpretation, cannot be predicted.

      Various aspects of the energy industry and the nation's production and use of its energy sources are the subject of numerous state and federal legislative proposals. On October 8, 1992, comprehensive national energy legislation came into effect which is focused on electric power, renewable
energy sources and conservation.   The legislation, among other things,
guarantees equal treatment of domestic and imported natural gas supplies, mandates expanded use of natural gas and other alternative fuel vehicles, funds natural gas research and development, permits continued offshore drilling and use of natural gas for electric generation, and adopts various conservation measures designed to reduce consumption of imported oil. To date, such legislation has not had a material adverse effect on the Company.

      Most states in which the Company conducts or may conduct oil and gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states regulate the rate of production and may establish maximum daily production allowable from both oil and gas wells on a market demand or conservation basis. There has been no limit on allowable daily oil production on the basis of market demand since mid-1972, although at some locations production continues to be regulated for conservation purposes.

Environmental Regulation

      The Company's producing and drilling operations are subject to environmental protection regulations established by Federal, state and local agencies. The Company believes that it is currently in substantial compliance with all applicable Federal, state and local environmental regulations. The Company does not believe that environmental regulations in their present form have or will have any material effect upon its future capital expenditures or earnings. Any new legislation or regulations, together with penalties for noncompliance, will increase the cost of oil and gas development and production. The Company's competitors are subject to the same regulations to which the Company is subject, and therefore such regulations do not materially affect the Company's competitive position. The Company does not project any material capital expenditures for environmental control facilities for the remainder of the current fiscal year.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

      Revenues (with sales to unaffiliated customers and sales or transfers to other geographic areas calculated separately), profitability and identifiable assets of the Company are all attributable to the Company's operations in the geographic area consisting of Texas, New Mexico, North Dakota, South Dakota, Louisiana and Oklahoma (See Note 13 of the Financial Statements).

      The Company has no foreign operations or export sales.

Item 2. Properties.

                             Drilling Results

      The following tables set forth the results (by number of wells) of Sage's exploratory and development drilling (where the Company acted as operator) for the periods indicated. In fiscal 1995, the Company had additional working interests in seven (7) wells which are not noted below and four (4) of which were dry. Due to the unpredictability of oil and gas exploration and development, such results may not be indicative of the results which may be achieved in the future.

                               EXPLORATORY WELLS*

                              Oil         Gas           Dry          Total
                              ---         ---           ---          -----
                          Gross  Net   Gross  Net    Gross Net    Gross   Net
                          -----  ---   -----  ---    ----- ---    -----   ---
Year ended June 30,
      1991.............    --     --     --   --       1   1.00     1    1.00
      1992.............    --     --     --   --       1    .75     1     .75
      1993.............    --     --     --   --       1   1.00     1    1.00
      1994.............    --     --     --   --       4   2.05     4    2.05
      1995.............     3     1.5    3   1.5       2   1.50     8    4.50

                               DEVELOPMENT WELLS*

                              Oil          Gas            Dry          Total
                              ---          ---            ---          -----
                         Gross  Net    Gross Net      Gross  Net    Gross  Net
                         -----  ---    ----- ---      -----  ---    -----  ---

Year ended June 30,
      1991.............    10    9.55     1  .46        --    --     11   10.01
      1992.............    23   16.74    --   --        --    --     23   16.74
      1993.............    20   13.92    --   --        --    --     20   13.92
      1994.............    15    9.86     1  .46        --    --     16   10.32
      1995.............    10    6.29    --   --        --    --     10    6.29

      As used in the industry, the term "exploratory well" refers to a well drilled either (a) in search of a new and as yet undiscovered pool of oil or gas or (b) with the hope of greatly extending the limits of a pool already developed. A "development well" is a well drilled as an additional well to the same reservoir as the producing wells on a lease, or drilled on an offset lease usually not more than one drilling location away from a well producing from the same reservoir.

      As of June 30, 1995, there were two (2) gross (1.29 net) developmental wells in the drilling stage.

____________________________________________________

* "Gross Wells" refers to the total wells in which Sage has a working interest. "Net Wells" refers to the percentage of working interest owned by Sage in the gross wells.

                            Oil and Gas Reserves

       The total proved oil and gas reserves of the Company increased during the fiscal year ended June 30, 1995 due in large part to purchases of minerals-in-place. This increase was reduced somewhat by production during the year. New oil discoveries and extensions were not sufficient to offset oil production, however, decreases in reserves from oil and gas production were more than offset by a combination of new discoveries and extensions, from revisions of previous estimates and from purchases of minerals-in-place.
Proved oil and gas reserves of the Company (all of which are located in New Mexico, Oklahoma, and Texas) have been estimated as of June 30, 1993, 1994 and 1995 by the Company. The estimates of oil reserves for fiscal 1993, 1994 and 1995 were based on average oil prices received by lease for the month of June 1993, 1994 and 1995 respectively, as a majority of the Company's crude oil is sold under contracts based on average monthly postings. Gas reserves for fiscal 1993, 1994 and 1995 were based on the most current prices available for each lease at the time of the report which was June in most instances.

                        ESTIMATED PROVED DEVELOPED AND UNDEVELOPED RESERVES

                          YEAR ENDED               YEAR ENDED             YEAR ENDED

                          JUNE 30, 1995            JUNE 30, 1994          JUNE 30, 1993
                          -------------            -------------          -------------

                          Net oil,                 Net Oil,               Net Oil,
                          Condensate               Condensate             Condensate
                          and Natural  Net         and Natural  Net       and Natural Net
                          Gas Liquids  Gas         Gas Liquids  Gas       Gas Liquids Gas
                          (MBbls)     (MMcf)      (MBbls)      (MMcf)    (MBbls)    (MMcf)
                          --------    -------     --------    -------    --------   ------
Total proved reserves
 developed and
 undeveloped:
  Beginning of period..    5,325      30,280        5,966     29,055      8,199    30,124

 Revisions of previous
  estimates............     (258)      2,807          (86)     4,388        (52)    2,606

 Purchases of minerals-
  in-place.............    1,391       2,400           __        __         441       798

 New discoveries and
  extensions...........      723       1,970          687      2,273      1,291     3,332

 Production............   (1,003)     (5,325)      (1,242)    (5,436)    (1,518)   (6,305)


 Sales of minerals-in-
  place................      -            -           -          -       (2,395)   (1,500)
                         ---------    ---------   ---------  ---------   -------   -------

 End of period.........    6,178      32,132        5,325     30,280      5,966    29,055
                         =========    =========   =========  =========   =======   =======

 Proved developed
  reserves:
 Beginning of period...    3,465      23,572        3,428     19,739      5,251    21,845
                         =========    =========   =========  =========   =======   =======

 End of period.........    3,640      25,273        3,465     23,572      3,428    19,739
                         =========    =========   =========  =========   =======   =======

      Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

      Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

      Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, from deepening existing wells to a different reservoir, or where a relatively large expenditure is required to (a) recomplete an existing well or (b) install production or transportation facilities for primary or improved recovery projects.

      "Natural gas reserves" as used herein represent casinghead gas production from oil wells and gas produced from gas wells.

      Reserve estimates are based on industry accepted evaluation methods. Reserves were determined for the producing properties by extrapolation of an established production decline trend, where applicable, analogy with similar wells, or by volumetric calculations using basic reservoir parameters such as porosity, water saturation, net pay thickness and estimated areal extent of the reservoir. Reserves for non-producing properties are generally determined by volumetric calculations and/or by analogy with offset wells.

      A summary projection of the Company's estimated future net revenues by reserve categories for the fiscal years ended June 30, 1996, June 30, 1997 and June 30, 1998 and the remainder thereafter are as follows. Separate tabulations also shown as follows, present the Company's estimate of the present value as of July 1, 1995 of the estimated future net revenues from proved reserves based on an annual discount rate of 10%.

               ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES
                               AS OF JULY 1, 1995

                                                    Proved
                                                  Developed
                                                     and             Proved
                                                 Undeveloped        Developed
                                                 -----------       ----------
         Year ended June 30, 1996..............  $12,293,697       $14,845,014
         Year ended June 30, 1997..............  $13,859,759       $10,692,618
         Year ended June 30, 1998..............  $11,037,623       $ 7,980,183
         Remainder.............................  $54,641,461       $31,359,504
                                                 -----------       -----------
         Total.................................  $91,832,540       $64,877,319
                                                 ===========       ===========


      Estimated net revenues for proved undeveloped reserves have been reduced to reflect capital costs necessary to convert such reserves from proved undeveloped to proved developed.


                 PRESENT VALUE (10% DISCOUNT RATE) OF ESTIMATED
                    FUTURE NET REVENUES FROM PROVED RESERVES
                               AS OF JULY 1, 1995

   Proved developed and undeveloped reserves:
           Added in previous years.................    $44,503,900
            New discoveries and extensions..........     5,637,000
            Purchases of minerals-in-place..........     6,695,731
                                                       -----------
              Total as of July 1, 1995..............   $56,836,631
                                                       ===========
         Proved developed reserves.................... $45,416,133
                                                       ===========

      In computing the above future net revenues from proved reserves attributable to the Company's interest, prices were based on average oil prices received by lease for the month of June 1995. (The majority of the Company's crude oil is sold under contract based on an average monthly posting). Gas prices used in this report are based on the most current prices available for each lease at the time of the report which is June 1995 in most instances.

      Operating expense information was based on the twelve-month period ended
May 31, 1995.   These operating expenses, including direct expenses and
indirect overhead expenses, were held constant for the life of the properties. Neither salvage values of the producing facilities, nor the cost of abandoning the properties were included in the estimates. Severance and ad valorem taxes were deducted in the lease reserves and economic projections at actual percentage rates charged the previous year or standard state rates.
Investments for recompletions and undeveloped locations were included where applicable. No deduction has been made for depletion, depreciation or income taxes. In addition, indirect costs such as general corporate overhead have not been considered.

      In making these estimates, the Company utilized internal records for property identification, working and revenue interests, ad valorem and severance tax rates and operating expenses as compiled by the Company.

                               PRODUCTION VOLUMES

      The following table sets forth the oil and gas production of the Company for the periods indicated.

                               Years Ended June 30,

                       1995        1994        1993        1992       1991
                      ------      ------      ------      ------     ------
Oil, Bbls....        1,003,074   1,242,037   1,517,890  1,533,780   1,186,250
Gas, Mcf.....        5,325,469   5,436,173   6,305,158  4,780,999   4,569,595


The Company's average sales prices during the fiscal years ended June 30, 1993, 1994, and 1995 were $19.23, $15.49 and $17.22 per barrel of oil and $2.09,
$2.11 and $1.69 per Mcf of gas, respectively. The average prices for the Company's oil and gas sales for the month of June 1995 were $17.41 per barrel of oil and $1.65 per Mcf of gas. At June 30, 1995, the posted price for West Texas Intermediate crude oil was $15.75 per barrel. The range of natural gas prices received by the Company for the month of June 1995 was $.63 to $3.45 per Mcf. The average sales prices per barrel of oil referred to herein do not reflect the effect of payments made or received under the Company's commodity floor agreement which was in effect for the last three months of the fiscal year ended June 30, 1994 and first six months of the fiscal year ended June 30, 1995.

      The average recurring production costs per barrel equivalent (gas production is converted to barrel equivalents at 6 Mcf per barrel of oil) for the fiscal years ended June 30, 1993, 1994 and 1995 were $2.90, $2.86 and $2.78 respectively.

                             Oil and Gas Properties

      The following table sets forth the Company's total gross and net producing oil and gas wells and its total gross and net developed and undeveloped acreage as of the end of the periods indicated. Various sales of the Company's oil and gas properties in fiscal 1993 resulted in a decrease in the Company's total gross and net producing wells and its total gross and net developed acreage.

                     PRODUCING WELLS          DEVELOPED       UNDEVELOPED
                     ---------------          ---------       -----------
                     OIL          GAS          ACREAGE          ACREAGE
                     ---          ---          -------          -------
                GROSS   NET   GROSS  NET     GROSS    NET     GROSS   NET
                -----   ---   -----  ---     -----    ---     -----   ---

As of June 30,
1991..........   599   458.03   55  45.31   56,999  47,478   48,103   42,908
1992..........   578   449.98   51  46.06   58,496  48,344   53,969   44,491
1993..........   248   181.28   47  41.75   54,399  43,718   53,099   44,883
1994..........   214   152.05   45  36.46   54,807  43,400   60,072   43,463
1995..........   293   186.22   47  39.10   57,215  44,897  211,566  124,887



      The following table sets forth the Company's gross and net developed and undeveloped oil and gas acreage by state as of June 30, 1995. "Gross" refers to the total number of acres in which the Company owns an interest and "net" refers to the sum of the fractional interests it owns in the acres.

                           Developed         Undeveloped
                            Acreage            Acreage           Total
                            -------            -------           -----

                        Gross      Net      Gross     Net     Gross     Net
                        Acres     Acres     Acres    Acres    Acres    Acres
                        -----     -----     -----    -----    -----    -----
New Mexico...........    3,683    2,727      800      365     4,483    3,092

Oklahoma.............   13,600   13,120      640      640    14,240   13,760
Louisiana............     -        -         697      697       697      697
Texas
  Permian Basin......    6,206    4,298   42,790   26,276    48,996   30,574
  South Texas........   33,726   24,752   42,799   23,038    76,525   47,790

North Dakota.........     -        -      82,914   44,057    82,914   44,057
South Dakota.........     -        -      40,926   29,819    40,926   29,819
                        -------  ------- -------- --------  -------- -------

Total................   57,215   44,897  211,566  124,892   268,781  169,789
                        =======  ======= ======== ========  ======== =======

                    Supply Contracts and Investment Reserves


      The Company has no long-term supply or similar agreements with foreign governments or authorities. The Company has no share of reserves or investments which are accounted for by the equity method.

                              Contract Obligations

      The Company is not obligated to provide a fixed or determinable quantity of oil or gas in the future under any existing contracts or agreements.

                              Title to Properties

      As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time the properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to any significant title defects before proceeding. A thorough title examination has been performed with respect to substantially all of the Company's producing properties. The Company believes that the title to its properties is good and indefeasible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of counsel employed in the various areas in which Sage conducts its exploration activities, are not so material as to detract substantially from the use of such property. The properties owned by the Company are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties are also subject to burdens such as liens to TCB under the Restated Credit Agreement and incident to operating agreements, current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. The Company does not believe that any of these burdens materially interfere with the use of the properties.

                                 Drilling Rigs

      The Company currently owns seven drilling rigs. The Company sold nine of its rigs during fiscal 1995 and purchased two additional rigs. Because of decreased activity in the contract drilling business, as of June 30, 1995, all but one of the rigs, (Rig 15), have been withdrawn from immediate availability to outside parties and stacked in the Company's equipment yards in West Texas. Rig 15 has been retrofitted to drill horizontal wells and is presently drilling in the Austin Chalk Area of South Texas. The following table sets forth certain information with respect to all of the Company's drilling rigs as of year end.

             Rig #         Draw Works           Depth Capacity
             -----         ----------           --------------
             Rig  3        National 370              9,000'
             Rig 11        Ideco H-30                7,500'
             Rig 15        Brewster N-75            14,500'
             Rig 16        Brewster N-75            14,500'
             Rig 18        National 610             13,000'
             Rig 21        Brewster N-46            12,000'
             Rig 22        National 610             13,000'

      The Company also owns six service rigs used for completion and remedial work.

Item 3. Legal Proceedings.

      On June 30, 1995 and thereafter through the date of this report on Form 10K, the Company was not a party to, nor were its assets subject to any material pending legal proceedings (other than ordinary and routine litigation incidental to its business).

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the sole shareholder of the Company during the fourth quarter of fiscal year ended June 30, 1995.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

                          Description of Common Stock

      The authorized capital stock of the Company consists of 12,000 shares of Common Stock, $.01 par value, of which 1,399 shares were outstanding on June 30, 1995. Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. Cumulative voting for election of directors is not permitted; therefore, the holders of a majority of shares of Common Stock are able to elect all of the directors. The Common Stock carries no preemptive rights and is not convertible, redeemable or assessable. The holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore. Presently, all of such shares are held of record by Sage Acquisition Company. The Company presently acts as transfer agent for the common stock.

                                   Dividends

      The Company may consider the payment of cash dividends (in accordance with applicable law and upon obtaining any necessary consents under the Credit
Agreement) in the future.   The payment of such dividends, if any,  will be
determined by the Company as general business conditions, the development of the Company's business, the financial condition of the Company and other factors may warrant. The Company paid cash dividends to its sole shareholder of $320,000 in each of fiscal 1994 and fiscal 1995.

                      Convertible Subordinated Debentures

      On October 21, 1980, the Company issued $30,000,000 of 8 1/2% convertible subordinated debentures (the "Debentures"), of which $18,530,000 is currently outstanding. The Debentures are convertible into cash at the rate of $260 per $1,000 face value of the Debentures.

      The Debentures are traded on the American Stock Exchange under the symbol

"SAGA A." The following table sets forth the range of the high and low sales prices for each quarterly period during the last two fiscal years:

                                                              SALES
                                                           -----------

                                                       HIGH           LOW
                                                     --------       -------
      Quarter Ended:

                    September 30, 1993      . . .       84 1/4         81
                    December 31, 1993 . . . . . .       85 1/8         80
                    March 31, 1994  . . . . . . .       84             80
                    June 30, 1994 . . . . . . . .       88 1/8         79
                    September 30, 1994  . . . . .       80             74
                    December 31, 1994 . . . . . .       82             74 1/4
                    March 31, 1995  . . . . . . .       82             78 1/4
                    June 30, 1995 . . . . . . . .       84 1/2         80 1/2

      The transfer agent for the Debentures is Texas Commerce Bank - National Association. On June 30, 1995, there were approximately 111 holders of record of the outstanding Debentures.

Item 6.  Selected Financial Data.


SAGE ENERGY COMPANY     (In thousands Except Per Share Data)

                                                 Years Ended June 30,
                                 ---------------------------------------------------
                                  1995        1994      1993      1992     1991
                                 ---------------------------------------------------

Revenues                          $28,803     $32,342   $43,399   $36,896   $37,204

Net income                        $ 1,248     $ 5,261   $ 6,735   $ 2,868   $ 4,580

Net cash provided by
operating activities              $ 9,241     $14,010   $21,917   $15,364   $13,488

Net cash used in
investing activities             ($10,959)   ($ 9,804) ($ 4,539) ($16,839) ($ 4,217)

Net cash used in
financing activities             ($   370)   ($ 5,137) ($12,994) ($ 2,575) ($ 6,275)

Net income per
common share                      $   892     $ 3,761   $ 4,814   $ 2,050   $ 3,274



In fiscal 1994, the Company recorded an extraordinary item for the purchase and retirement of Debentures and a cumulative effect of change in accounting for the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." These items are more fully described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In fiscal 1994, the Company purchased and retired $1,234,000 face amount of the Debentures which resulted in an extraordinary gain net of income taxes of $141,000.

- ------------------------------------------------------------------------------

Selected Balance Sheet Data

                                               June 30,
                           -----------------------------------------------

                             1995      1994      1993      1992      1991
                           -----------------------------------------------
Current assets             $11,540   $13,855   $16,675   $13,344   $12,526

Current liabilities        $ 5,285   $ 6,761   $12,491   $15,600   $ 8,556

Working capital            $ 6,254   $ 7,094   $ 4,184  ($ 2,256)  $ 3,970
(deficit)

Total assets               $41,791   $43,486   $49,632   $56,373   $52,604

Bonds payable              $18,530   $18,580   $19,814   $19,814   $19,814

Long-term debt, net of
current portion            $  -      $   -     $    -    $ 7,375   $11,950

Stockholder's equity       $13,810   $12,882   $ 7,941   $ 3,158   $   790


The Company has paid cash dividends of $1,800,000, $500,000, $320,000 and $320,000 in fiscal years June 30, 1991, 1992, 1994 and 1995 respectively.

Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations.

                               Financial Position

     Fiscal Year Ended June 30, 1995 and Fiscal Year Ended June 30, 1994

      The Company's current ratio was 2.18 to 1 at the end of the fiscal year ended June 30, 1995 as compared to the June 30, 1994 current ratio of 2.05 to
1. Cash on hand at the end of the 1995 fiscal year was $3,104,000 and $5,192,000 at June 30, 1994. The indebtedness under the Company's Restated Credit Agreement with Texas Commerce Bank ("the Bank") (discussed under "Liquidity and Capital Resources"), was paid in full in fiscal 1994 and there is presently no outstanding balance under the revolving credit facility provided by the Bank.

      During the fiscal year ended June 30, 1995, the Company used cash from operations to, among other things, drill and rework wells, acquire leases and related properties for drilling, acquire producing properties, two drilling rigs, pay estimated Federal income taxes related to fiscal 1995 ($2,200,000), pay a dividend to its sole shareholder ($320,000) and pay bonuses to four of its officers and directors ($400,000). Specifically, the Company spent approximately $13,952,000 for capital expenditures as described below.

      The Company's net fixed assets increased during fiscal 1995 primarily as a result of additions to the Company's producing oil and gas properties which result from drilling and recompletion work, and from acquisitions of leases and producing properties and two drilling rigs. This increase was partially offset by depletion and depreciation charges of $8,638,000, and by write-offs of plugged and abandoned properties, non productive properties, expired leases of approximately $2,955,000 and sales of nine drilling rigs (approximately $701,000) (See discussion under the heading "Liquidity and Capital Resources"). Only one of the Company's drilling rigs was active at the end of fiscal 1995.

      During March, 1995, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning

July 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain indentifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has not completed all of the complex analysis required to estimate the impact of the new Statement, however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the result of operations at the time in which it is adopted.


            Comparison of Years Ended June 30, 1995, 1994 and 1993

      As noted above, the current ratio at the end of fiscal years 1995 and 1994 was 2.18 to 1 and 2.05 to 1, respectively. The current ratio at the end of fiscal year 1993 was 1.33 to 1. The increase in the current ratio in fiscal 1994 as compared to June 30, 1993 is primarily the result of decreased indebtedness. The Company had $3,104,000 in cash at the end of fiscal 1995 and no short-term borrowings. The Company had $5,192,000 in cash at the end of fiscal 1994 and no short-term borrowings. Cash at the end of fiscal 1993 was $6,123,000 and short-term borrowings were $3,583,000. Cash was consumed in fiscal 1995 for the reasons stated above. In fiscal 1994, cash from operations was used to, among other things, drill and rework wells, acquire leases and related properties for drilling, reduce short- term debt, repurchase debentures, and pay estimated Federal income taxes for fiscal 1994, pay a dividend to the Company's sole shareholder and pay bonuses to four of the Company's officers and directors. In fiscal 1993, the Company used cash from operations to, among other things, drill and rework wells, acquire producing properties and leases for drilling, to reduce long-term debt and short-term debt and pay estimated federal income taxes related to fiscal 1992 and 1993.
At June 30, 1993, there was an aggregate of $3,583,000 of current maturities of long-term debt. There were no current maturities of long-term debt at June 30, 1994 or June 30, 1995.

       Net fixed assets increased in fiscal 1995 for the reasons stated above. The Company's net fixed assets decreased during fiscal 1994, as compared to 1993, primarily as a result of depletion and depreciation charges of $11,610,000, and by write-offs of plugged and abandoned properties, non-productive properties and expired leases of approximately $1,957,000. This decrease was partially offset by additions to the Company's producing oil and gas properties which result from drilling and recompletion work, and from acquisitions of leases. These additions amounted to approximately $10,348,000. Fiscal 1993 fixed assets decreased primarily as a result of depreciation and depletion charges ($13,243,000), and by the sales of the "Harper Field" and "Big Lake" properties and related assets in West Texas which had an aggregate basis of $12,207,000. This decrease was partially offset by additions to the Company's producing oil and gas properties as a result of drilling and recompletion work from the acquisition of leases for horizontal drilling and producing property acquisitions which in the aggregate amounted to approximately $15,309,000. Charges to depreciation, depletion and amortization increased during fiscal 1993 as a result of, among other reasons, increased horizontal activities.

      Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", required a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has applied the provisions of FAS 109 in fiscal 1994 without restating prior years' financial statements. The adoption of FAS 109 reduced the net deferred tax liability by approximately $4,250,000; this amount has been reported separately as the cumulative effect of the change in the method of accounting for income taxes in the statement of operations for the year ending June 30, 1994.

      The Company does not provide post retirement benefits to its employees and as a result, Statement of Accounting Standards No. 106 "Employers Accounting for Post Retirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Post Retirement Benefits" are not applicable to the Company and will not affect the Financial Statements of the Company.


                             Results of Operations

                        June 30, 1995 and June 30, 1994

      The Company's oil and gas revenues were lower in fiscal 1995 than the prior comparable fiscal year primarily as a result of lower oil production. Production was lower primarily as a result of decreased drilling activities and the natural decline in the Austin Chalk Trend area where a majority of the Company's horizontal drilling takes place. As compared to the prior comparable year, lower oil production had a negative effect on revenue of approximately $4,114,000, lower gas prices of approximately $2,290,000, and lower gas production of $187,000. Average oil prices were higher than the prior comparable year, $17.22 vs. $15.49, which amounts to an approximate $2,140,000 offset to the above decreases. The Company sold nine (9) of its drilling rigs for a total consideration of approximately $1,760,000 in fiscal 1995 reflecting a gain of $1,059,000 (before income tax effect) which has been included in interest and other income.

      Production costs were less than the prior fiscal year primarily due to lower production. Nonproductive exploration and property abandonment costs increased as compared to a year ago due primarily to the increased write-offs of nonproductive exploration, property abandonment and expired leases.

      Interest expense in fiscal 1995 decreased by approximately $191,000 as compared to the prior comparable year due primarily to decreased debt. The Company made a final payment on March 31, 1994 of $1,382,703 on its bank debt thereby eliminating its debt at such time. The Company also reacquired and cancelled $1,234,000 in principal amount of its outstanding 8 1/2% Subordinated Debentures due 2005 (the" Debentures") in fiscal 1994 and $50,000 in fiscal 1995 thus decreasing the annual interest expense attributable to the Debentures by $109,140. The Company may incur additional indebtedness under its revolving line of credit described below.

      The Company will incur ongoing interest expense related to its outstanding indebtedness presently comprised of its outstanding Debentures. Should the Company incur additional bank indebtedness to finance its exploration, development, and possible property acquisition activities, interest expense will further increase during the periods in which such indebtedness is incurred and outstanding.

      Expenses related to depreciation, depletion, and amortization costs decreased from the prior year as a result of, among other things, lower production and a lower depletable base along with increased reserves. Geological and geophysical costs increased due to the Company's increased exploration activities and 3-D seismic activities.

      In fiscal 1994, the cumulative effect of change in accounting principle of $4,250,000 relating to the adoption of FAS 109 was reported. No such item occurred in the current fiscal year.

      On December 6, 1994 the Company declared a cash dividend of $320,000 or $228.73 per share to its sole shareholder. The Company's sole shareholder is owned and controlled by Michael Amini, Rex Amini, Ronald Amini, and Jesse

Minor.  The same period a year ago also reflected a dividend of $320,000.

      The Company completed sixteen (16) new producing wells as operator in fiscal 1995 and re-entered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                             Results of Operations

                        June 30, 1994 and June 30, 1993


      The Company's oil and gas revenues were lower in fiscal 1994 than the prior fiscal year primarily as a result of substantially lower oil prices and lower production. Specifically, substantially lower oil prices contributed to the decline in revenue by approximately $5,341,000 and lower oil production (excluding production from the "Harper Field" and "Big Lake" properties which were sold during fiscal 1993) contributed approximately $2,556,000 to the decline. The decrease in revenue and production attributable to the sold properties in the prior year was approximately $2,171,000 of revenue and approximately 111,000 barrels of oil and 48,000 Mcf of gas. Production costs were less than the prior fiscal year primarily due to the sale of the "Harper Field" and "Big Lake Field" properties in fiscal 1993.

      Primarily as a result of the above, the Company's income from operations before income taxes decreased resulting in a corresponding decrease to Federal and State income taxes. Interest expense decreased by $448,000 as compared to the prior year due primarily to decreased debt. The rate paid on indebtedness to the Banks in fiscal 1994 was between 4.625% and 4.875% as compared to rates between 4.75% and 6.0% during the 1993 fiscal year. The Company repaid $1,100,000 under the bank facility on September 30, 1993 and December 31, 1993 ($2,200,000 in total) with a final payment on March 31, 1994 of $1,382,703, thereby eliminating the Company's bank debt at the present time.

      Nonproductive exploration, property abandonment costs, and loss on sale of assets increased in fiscal 1994 primarily as a result of write-offs of certain nonproductive and expired leases (approximately $922,000), dry hole costs (approximately $428,000) and plugged and abandoned well costs (approximately $607,000). This amount was partially offset by the gain on the sale of several marginal properties in fiscal 1994 which amounted to approximately $49,000 before income taxes. The prior comparable fiscal year included the loss on the sale of the "Harper Field" properties which was incurred in the quarter ended December 31, 1992. Such sale was for approximately $8,600,000 and resulted in a one time loss of approximately $965,000 before income tax effect. Additionally, in September, 1992 the Company sold its interest in the "Big Lake" properties in West Texas (except for the deep rights) for $2,840,228. Such sale resulted in a gain of approximately $192,000 before income tax effect and a reduction of nonproductive exploration and property abandonment costs and loss on the sale of assets in the prior year.

      Expenses related to depreciation, depletion, and amortization costs decreased in fiscal 1994 from the prior year primarily as a result of lower production. General and administrative costs increased over the prior year as a result of, among other things, the decreased allocations of general and administrative expenses to third parties and to production costs by approximately $747,000. The decrease in allocated costs to third parties is primarily the result of the Company's fiscal 1993 sales of producing properties.

      Geological and geophysical costs increased in fiscal 1994 over the prior fiscal year (by approximately $860,000 (377%) primarily as a result of additional exploration undertakings including the 3-D siesmic activities described above.

      In fiscal 1994, the cumulative effect of change in accounting principal of $4,250,000 relating to the adoption of FAS 109 was reported. No such item occurred in the prior comparable year. (See prior discussion under "Financial Position").

      In June of fiscal 1994, the Company purchased and retired $1,234,000 face value of its bonds resulting in a $141,000 extraordinary gain after tax effects. No such repurchase occurred in fiscal 1993.

      In fiscal 1994, the Company declared a cash dividend of $320,000 or $228.73 per share to its sole shareholder. The prior fiscal year reflected a dividend of $1,952,000 resulting from the purchase of producing properties from Fargo Energy Corporation which is controlled by the inside directors of (and shareholders of the sole shareholder of) the Company.

      The Company completed sixteen (16) new producing wells as operator in fiscal 1994 and reentered, recompleted, reworked or participated in a number of others.

                        Liquidity and Capital Resources

      The Company's long-term debt at the end of the 1995 fiscal year, consists of its convertible Debentures which have an aggregate outstanding balance of $18,530,000. No sinking fund payments are currently required under the Debentures and, absent further acquisitions by the Company of Debentures, no sinking fund payments will be due until fiscal 1997. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of debentures.

      The term facility provided under the Company's Restated Credit Agreement with Texas Commerce Bank National Association was fully repaid in March 1994. The Restated Credit Agreement also provided for a revolving credit facility pursuant to which the Company could borrow from time to time an amount determined by reference to the Company's "borrowing base", but in no event more than $10,000,000. Effective May 9, 1995, the Company entered into an amendment to the Restated Credit Agreement (the "Amendment"). The Amendment generally provides an extension of the Company's ability to borrow funds under the revolving credit facility (until June 30, 1997) (the "Termination Date"). The Amendment also decreases the amount that the Company may borrow down to $3,000,000 under the revolving credit facility. The Amendment does not contemplate additional term loans to the Company. On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. As of June 30, 1995, the Company had not drawn funds under the revolving credit facility.

      The Company entered into the Amendment for the primary purpose of providing the Company with available funds following the acquisition of certain properties and assets from Blanco Oil Company ("Blanco") in May 1995. In the Blanco transaction, the Company purchased a 50% interest in certain west Texas oil and gas properties for $1,750,000 and two drilling rigs for approximately $1,149,000. The Company also obtained two vehicles and pipe inventory in the transaction for an approximate aggregate of $150,000. In the same transaction, Messrs. Rex Amini, Ronald Amini, Michael Amini and Jesse Minor purchased the remaining 50% of the oil and gas properties from Blanco for the same purchase price and two other drilling rigs for $700,000. Blanco is owned by K.K. Amini, the father of Rex, Michael, and Ron Amini and Sue Amini Minor (the wife of Jesse Minor). The Company received appraisals from third parties indicating that the purchase price for the Blanco assets was at least at the fair market value thereof. Such appraisals excluded the pipe inventory and vehicles.

      The Company consummated the acquisition of oil and gas properties from Blanco to generally increase the portfolio for longer life reserves. Although management of the Company continues to deem it important to acquire additional properties with longer life reserves at suitable prices, the Company may also consider further sales of properties at appropriate prices. The proceeds from any such sales could be used for a variety of purposes, including property acquisitions, acquisitions of outstanding debentures, and repayment of bank debt.

       In March 1995, the Company sold, by auction, seven of its drilling rigs for approximately $1,224,000. The Company had previously sold two of its drilling rigs in the second and third quarter of fiscal 1995. The two rigs acquired from Blanco are generally of higher quality than those sold by the Company.

      The Company also recently announced the implementation of a program to use up to $2 million to repurchase certain of its outstanding Debentures in the open market or in privately negotiated transactions at prices and at times deemed suitable by management, (the "Program"). The Program may be terminated at any time by the Board of Directors. To date, there have been no purchases by the Company of its Debentures under the Program and there can be no assurances that any purchases will be made.

      For approximately the last three fiscal years, the Company has aggressively pursued exploration and development activities (particularly horizontal drilling activities) and incurred expenditures attendant thereto.
At the time such expanded activities are undertaken, they may result in a short-term negative impact on capital resources and liquidity even if they are ultimately successful. In part, as a result to such activities the Company entered into the Restated Credit Agreement and in the past borrowed funds under the revolving credit facility. Although the funds have since been repaid, the Company anticipates that additional funds may be borrowed under the revolving credit facility for drilling or producing property acquisitions at a later date.

      Absent additional acquisitions of producing properties, revenues can be expected to decline due to the decrease in prices as well as from a decrease in production resulting from decreased drilling activities and the natural decline in the Austin Chalk Trend area where a majority of the Company's horizontal drilling takes place. Wells in the Austin Chalk Trend area have traditionally exhibited significant initial production followed by a more rapid decline than other areas. In addition, reservoir characteristics make extrapolating future production and revenues from wells in this area difficult. Production costs may also decline as a result of decreased production.

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

      The Company made estimated payments of Federal income taxes of $2,200,000 during the fiscal year ending June 30, 1995 for such fiscal year.

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

      The Company has elected not to make a sinking fund payment in fiscal 1996 (which would ordinarily have been due at least one business day before October 15, 1995) for the purpose of setting aside funds to retire its outstanding Debentures. The Company is not required to make such payment, which would ordinarily be a sum in cash sufficient to retire by redemption $1,500,000 principal amount of the Debentures, because it reacquired and cancelled a sufficient number of Debentures to eliminate the sinking fund payment required on such date. The Company has reacquired and cancelled Debentures in the face amount of $11,470,000, which could, if the Company so elects, result in the deferral of sinking fund payments until 1997. The Company reacquired and cancelled an aggregate of $1,234,000 in principal amount of Debentures in fiscal 1994 for an aggregate purchase price of $999,540 which resulted in an extraordinary gain of approximately $141,000, net of tax effect. An additional $50,000 in principal amount of Debentures was acquired and cancelled in fiscal 1995. The Company has recently announced the implementation of the Program under which further repurchases may be made.

      Liquidity is heavily affected by oil and gas prices. Oil prices generally evidenced substantial declines during the 1994 fiscal year. Additionally, natural gas prices are at low levels. The Company cannot predict with accuracy the volatility or parameters of future oil or gas prices. Further, should the value of the Company's assets decrease (as a result of declines in oil and gas prices or other factors), any future bank borrowings may be subject to mandatory prepayment.

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

      The Company maintains an internal compliance program to monitor its compliance with environmental laws and employs an independent consulting firm to inspect its wellsites to determine whether the Company has any clean-up obligations. Aside from a site in California for which the Company has reserved $200,000, the Company is not aware of any other potential clean-up obligations which would have a material effect on its financial condition or results of operations.

                                   Inflation

      The rate of inflation has had no significant effect on the Company's operations for some time.

____________________________

             Item 8. Financial Statements and Supplementary Data


                  Index to Financial Statements and Schedules

                                                                           Page
                                                                           ----
      Independent Auditors' Report....................................      21

      Financial Statements:

             Balance Sheets, June 30, 1995 and 1994...................      22

             Statements of Operations, Years Ended June 30, 1995,
             1994 and 1993............................................      24

             Statements of Stockholder's Equity,
             Years Ended June 30, 1995, 1994 and 1993.................      25

             Statements of Cash Flows, Years Ended June 30, 1995
             1994 and 1993............................................      26

             Notes to Financial Statements............................      27

      Schedules: There are no financial schedules as the required information is inapplicable or the information is presented in the Financial Statements or related Notes.

                       Independent Auditors' Report




The Board of Directors
Sage Energy Company:

We have audited the financial statements of Sage Energy Company as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Energy Company as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                           /s/  KPMG Peat Marwick LLP



San Antonio, Texas
September 18, 1995

SAGE ENERGY COMPANY
Balance Sheets
(In Thousands)


Assets

                                                                June 30,               June 30,
                                                                  1995                   1994
                                                                --------               ---------
Current assets:

Cash and cash equivalents                                       $  3,104               $  5,192
Accounts receivable:
   Trade ($ 648 in 1995 and $529 in 1994                           1,827                  1,788
        from related parties - Note 2)
   Oil and gas sales                                               4,156                  5,602
Federal income tax refund                                            712                     13
Inventories - well and production
   equipment, at cost                                              1,483                  1,197
Prepaid expenses                                                     258                     63
                                                                --------               --------
   Total current assets                                           11,540                 13,855
                                                                --------               --------

Property, plant and equipment, at cost
   (Notes 6 and 9):
   Producing oil and gas properties
        (successful efforts method)                              118,504                116,740
   Undeveloped properties                                          4,044                  2,515
   Drilling equipment                                              9,673                 17,378
   Other                                                           4,350                  4,395
                                                                --------               --------
                                                                 136,571                141,028

   Less accumulated depreciation and
        depletion                                               (106,605)              (111,714)
                                                                --------               --------
                                                                  29,966                 29,314
                                                                --------               --------

Other assets, at cost, net of accumulated
   amortization                                                      285                    317
                                                                --------               --------
                                                                $ 41,791               $ 43,486
                                                                ========               ========


See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Balance Sheets (Continued)
(In Thousands Except Share Data)


Liabilities and Stockholder's Equity                            June 30,               June 30,
                                                                  1995                   1994
                                                                --------               --------
Current liabilities:

Accounts payable, trade                                         $  1,423               $  1,783
Accrued liabilities (Note 4)                                       3,665                  4,875
State income taxes payable (Note 10)                                 197                    103
                                                                --------               --------
   Total current liabilities                                       5,285                  6,761

Bonds payable (Note 5)                                            18,530                 18,580

Deferred income taxes                                              4,166                  5,263
                                                                --------               --------

   Total liabilities                                              27,981                 30,604
                                                                --------               --------

Stockholder's equity (Note 7):
   Common stock, $.01 par value; authorized
        12,000 shares; issued 1,399 shares                             -                      -
   Additional paid-in capital                                         14                     14
   Retained earnings                                              13,796                 12,868
                                                                --------               --------
   Total stockholder's equity                                     13,810                 12,882

   Contingent liabilities (Note 17)
                                                                --------               --------
                                                                $ 41,791               $ 43,486
                                                                ========               ========


See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Statements of Operations
(In Thousands Except Per Share and Share Data)

                                                              Years Ended June 30,
                                                         ---------------------------------
                                                           1995        1994        1993
                                                         --------   ---------     --------
Revenues:
   Oil and gas sales                                     $ 25,675   $  30,089     $ 41,694
   Contract drilling                                        1,632       1,842        1,299
   Interest and other income                                1,496         411          406
                                                         --------   ---------     --------
     Total revenues                                        28,803      32,342       43,399
                                                         --------   ---------     --------

Costs and expenses:
   Oil and gas operations:
     Production taxes                                       1,286       1,361        1,827
     Production costs                                       6,826       8,378        9,703
     Nonproductive exploration,
        property abandonment costs and
        loss on sale of assets (Note 9)                     3,005       1,980        1,732
                                                         --------   ---------     --------
                                                           11,117      11,719       13,262

   Contract drilling direct costs                           1,358       1,242        1,074
   Depreciation, depletion and amortization                 8,670      11,643       13,243
   Geological and geophysical                               1,314       1,088          228
   General and administrative                               3,186       3,739        3,128
   Interest                                                 1,579       1,770        2,218
                                                         --------   ---------     --------
        Total costs and expenses                           27,224      31,201       33,153
                                                         --------   ---------     --------

Income from operations before income taxes                  1,579       1,141       10,246
Income tax expense (benefit) (Note 10): 4,477
   Federal - current                                        1,259         415        4,477
   State - current                                            169         104          259
   Federal - deferred                                      (1,097)       (248)      (1,225)
                                                         --------   ---------     --------
                                                              331         271        3,511
Income before extraordinary item and cumulative
   effect of change in accounting for income taxes          1,248         870        6,735

Extraordinary item-debenture retirement
   (net of Federal income taxes of $73
     in 1994 - Note 5)                                          -         141            -
                                                         --------   ---------     --------
Income before cumulative effect of 6,735
   change in accounting                                     1,248       1,011        6,735

Cumulative effect of change in accounting (Note 10)             -       4,250            -
                                                         --------   ---------     --------

Net income                                               $  1,248   $  5,261      $ 6,735
                                                         ========   =========     ========

Net income per common share:
   Income before extraordinary item and cumulative
   effect of change in accounting                        $    892   $     622     $  4,814
   Extraordinary item                                           -         101            -
   Cumulative effect of change in accounting                    -       3,038            -
                                                         --------   ---------     --------
                                                         $    892   $   3,761     $  4,814
                                                         ========   =========     ========

Weighted average common shares outstanding                  1,399       1,399        1,399
                                                         ========   =========     ========



See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Statements of Stockholder's Equity
(In Thousands Except Share Data)

                                           Common Stock              Additional
                                        ------------------            Paid-In        Retained
                                        Shares      Amount            Capital        Earnings        Total
                                        ------------------             -----         --------       --------
   Balances June 30, 1992               1,399      $    -               $ 14         $  3,144       $  3,158

   Cash dividend - Fargo purchase           -           -                  -           (1,952)        (1,952)
      (Note 7)

   Net income                               -           -                  -            6,735          6,735
                                        ------------------             -----         --------       --------

   Balances June 30, 1993               1,399           -                 14            7,927          7,941

   Cash dividend - (Note 7)                 -           -                  -             (320)          (320)

   Net income                               -           -                  -            5,261          5,261
                                        ------------------             -----         --------       --------

   Balances June 30, 1994               1,399           -                 14           12,868         12,882

   Cash dividend - (Note 7)                 -           -                  -             (320)          (320)

   Net income                               -           -                  -            1,248          1,248
                                        ------------------             -----         --------       --------

   Balances June 30, 1995               1,399      $    -               $ 14         $ 13,796       $ 13,810
                                        =====      ======              =====         ========       ========

See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Statements of Cash Flows
(In Thousands)

                                                                               Years Ended June 30,
                                                                     ---------------------------------------
                                                                      1995             1994           1993
                                                                     ------           -------        -------
Cash flows from operating activities:
  Net income                                                         $ 1,248          $ 5,261        $ 6,735
                                                                     -------          -------        -------
      Adjustments to reconcile net income to
        net cash provided by operating activities:
        Extraordinary item before Federal
          income taxes                                                     -              214              -
        Depreciation, depletion and
          amortization                                                 8,670           11,643         13,243
        Loss on asset dispositions                                     1,669            1,273          1,368
        Deferred income taxes                                         (1,097)          (4,124)        (1,040)

        Changes in current assets and
          liabilities:
          Accounts receivable                                          1,407            2,154            510
          Inventories                                                   (286)            (198)           471
          Prepaid expenses                                              (195)             (54)            72
          Accounts payable                                              (360)            (992)            75
          Accrued liabilities                                         (1,210)            (608)           780
          Federal income taxes receivable                               (699)             (12)          (440)
          State income taxes payable                                      94             (547)           143
                                                                     -------          -------        -------
            Total adjustments                                          7,993            8,749         15,182
                                                                     -------          -------        -------

          Net cash provided by
            operating activities                                       9,241           14,010         21,917
                                                                     -------          -------        -------

Cash flows from investing activities:
  Proceeds from sales of assets                                        2,993              930         11,669
  Capital expenditures                                               (13,952)         (10,734)       (16,208)
                                                                     -------          -------        -------
            Net cash used in investing
              activities                                             (10,959)          (9,804)        (4,539)
                                                                     -------          -------        -------

Cash flows from financing activities:
  Short-term debt repayments                                               -                -         (2,500)
  Long-term debt retired                                                 (50)          (1,234)             -
  Bank debt repayments                                                     -           (3,583)        (8,542)
  Dividend paid                                                         (320)            (320)        (1,952)
                                                                     -------          -------        -------
            Net cash used in
              financing activities                                      (370)          (5,137)       (12,994)
                                                                     -------          -------        -------

Net increase (decrease)in cash and cash equivalents                   (2,088)            (931)         4,384
Cash and cash equivalents:
  Beginning of year                                                    5,192            6,123          1,739
                                                                     -------          -------        -------
  End of year                                                        $ 3,104          $ 5,192        $ 6,123
                                                                     =======          =======        =======

See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Notes to Financial Statements

1.     Summary of Significant Accounting Policies

General

       Sage Energy Company (Company) is engaged in the exploration, development, production and sale of oil and gas. Effective January 9, 1990, the Company became a wholly owned subsidiary of Sage Acquisition Company. On December 31, 1991, the Company reincorporated in the state of Delaware.

       The Company's operations are concentrated principally in Texas, Southeastern New Mexico and Oklahoma and it holds some undeveloped acreage in North Dakota, South Dakota and Louisiana. The principal markets for the Company's products are by sale of such products at the wellhead to appropriate gathering companies operating in the geographic area of the Company's production. The ability of the Company to market oil and gas depends on numerous factors including the availability of other domestic and foreign production, the marketing of competitive fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the effect of Federal and state regulations and national and worldwide economic and political conditions.

Contract Drilling in Progress

       Income on wells in progress, drilled on a turnkey or fixed-contract basis, is recognized under the percentage-of-completion method for financial reporting purposes. Revenue and cost applicable to wells drilled on a day-work basis are recognized on a daily basis. Losses, if any, on contract drilling are recognized in the period in which the loss is determined.

Cash and Cash Equivalents

       Cash and cash equivalents include short-term interest-bearing investments in commercial paper, money markets and similar types of investments, all with maturities of three months or less.

Inventories

       Inventories of well and production equipment are stated at cost determined by the weighted average method. Inventories are not in excess of net realizable value.

Property, Plant and Equipment

       Property, plant and equipment are carried at cost. Depreciation of assets other than oil and gas properties is computed using the straight-line method (3 to 20 year lives). When assets, other than oil and gas properties, are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

       The Company utilizes the "successful efforts" method of accounting for its oil and gas properties and equipment. Under this method, property acquisition and development costs and productive exploration costs are capitalized while nonproductive exploration costs, which include dry holes, expired leases and delay rentals, are expensed as incurred. A valuation adjustment would be provided to the extent the carrying amount of the producing oil and gas properties for financial reporting purposes exceeded the estimated undiscounted future net cash flow from proved oil and gas reserves as determined on an annual basis. Such a valuation adjustment has never been required for the Company. Undeveloped properties are assessed periodically and, if an impairment of value is apparent, a valuation adjustment is provided. Capitalized costs related to proven properties are depleted using the unit-of-production method on a property-by-property basis. Oil and gas reserves used in the calculation of the unit-of-production method are revised annually at the beginning of the Company's fourth quarter and as needed during the fiscal year.

Income Taxes

       In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Effective July 1, 1993, the Company adopted Statement 109.

       Pursuant to the deferred method under APB Opinion 11, which was applied in fiscal 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

2.     Related Party Transactions

       Related party accounts receivable at June 30, 1995 and 1994 are unsecured and arise from normal operations of oil and gas properties. All such amounts are current and are paid promptly when due.

       During fiscal years 1995 and 1994, the Company charged other related parties for certain operating and drilling expenditures totaling $1,710,000 and $2,603,000, respectively. During fiscal 1994, certain related parties purchased interests in several wells drilled by the Company for approximately $79,000. The Company also purchased the interests of another related party for $13,000.

       During fiscal 1995 the Company purchased a 50% interest in certain west Texas oil and gas properties for $1,750,000 and two drilling rigs for approximately $1,149,000 from Blanco Oil Company, a related party. The Company also obtained two vehicles and pipe inventory in the transaction for an approximate aggregate of $150,000. In the same transaction, Messrs. Rex Amini, Ronald Amini, Michael Amini and Jesse Minor purchased the remaining 50% of the oil and gas properties from Blanco for the same purchase price and two other drilling rigs for $700,000. Blanco is owned by K. K. Amini, the father of Rex, Michael and Ron Amini and Sue Amini Minor (the wife of Jesse Minor).

3.     Long-Lived Assets

       During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning July 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has not completed all of the complex analyses required to estimate the impact of the new statement, however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operations at the time in which it is adopted.

4.     Accrued Liabilities

       A summary of accrued liabilities is shown below:

                                     Years Ended June 30,
                                    ----------------------
                                        (In Thousands)
                                       1995        1994
                                    ----------------------
       Interest payable              $  328       $  329
       Royalties payable              2,785        3,863
       Stock repurchases                162          166
       Reserve for environmental
         clean-up costs                 200          200
       Other                            190          317
                                     -------      ------
                                     $3,665       $4,875
                                     =======      ======

5.     Bonds Payable

       Bonds payable consist of 8 1/2% convertible debentures that mature in 2005 and are convertible into cash at the rate of $260 per $1,000 face value of the debentures. The debentures are unsecured and are redeemable by the Company at any time at defined redemption rates. Interest is payable semi-annually on April 15 and October 15. Commencing in 1990, the Company was required to pay $1,500,000 each year to a sinking fund for debenture retirement, but may, at its option, reduce the yearly payments up to the aggregate face amount of debentures reacquired. During June, 1995 and 1994, the Company retired certain debentures with a face value of $50,000 and $1,234,000, respectively. This transaction resulted in an extraordinary gain of $141,000 in 1994, net of taxes. The aggregate face amount of debentures which have been reacquired is $11,470,000. The Company has exercised its option not to make the sinking fund payment in 1995 and 1994. Sinking fund payments will be required commencing in October, 1997 if no further debentures are acquired and retired. Deferred debenture issue costs are being amortized over a 25-year period.

6.     Notes Payable - Bank and Long-term Debt

       The Company's credit agreement was amended and restated as of March 9, 1992 (the "Restated Credit Agreement") and was amended in May 1995 (the "Amendment"). The Restated Credit Agreement provided for a term loan and revolving credit facility. The term loan was fully repaid during the 1994 fiscal year. Under the revolving credit facility, as amended in May 1995, the Company may borrow from time to time an amount determined by reference to the Company's "borrowing base" but in any event, not more than $3,000,000. The borrowing base is generally determined by reference to the value of the Company's oil and gas properties; however, by agreement the Company's borrowing base has been fixed at $3,000,000 as of June 30, 1995. On June 30, 1997 (subject to acceleration for certain events), the Company's loans, if any, under the Restated Credit Agreement are scheduled to be fully paid. Further, should the value of the Company's assets decrease (as a result of oil and gas prices or other factors) any future bank borrowings may be subject to mandatory prepayment. As of June 30, 1995, there were no borrowings outstanding with respect to the revolving credit facility.

 7.    Ownership

       On December 31, 1991, Sage Energy Company, a Texas corporation, merged with and into Sage Energy Company, a Delaware corporation (Sage Delaware). As the surviving corporation in such a merger, Sage Delaware succeeded to all of the rights and obligations of the Company, including the Company's obligations with respect to its outstanding Convertible Subordinated Debentures.

       The Company paid a cash dividend of approximately $229 per share which aggregated $320,000 in fiscal 1995 and 1994. The Company declared bonuses to four of its officers and directors of approximately $400,000 and $480,000 which were paid in March, 1995 and December, 1993 respectively. During December, 1992, the Company purchased the "Fargo" producing properties from a company substantially owned by the inside directors of Sage. The excess of the purchase price over the net depleted cost of the properties was accounted for as a dividend of $1,952,000 in the accompanying financial statements.

 8.    Floor Agreement

       On March 28, 1994, the Company entered into the Commodity Floor Transaction (the "Floor Agreement") with Chemical Bank. The Agreement commenced on April 1, 1994 and ended on December 31, 1994. The Company effectively received a price associated with the New York Mercantile price of no lower than $13.00 per barrel with respect to 40,000 barrels of production per month. The Company paid $72,000 for the Agreement which was amortized over the life of the Agreement.

 9.    Sales of Assets

       During the fiscal year ended June 30, 1993, the Company sold several oil and gas properties and related assets in a series of transactions with various parties. The properties were disposed of for an aggregate consideration of $11,440,000 and resulted in a $773,000 loss before income tax effect. The Company sold several marginal properties during fiscal year ended June 30, 1994 which resulted in a gain on sale of approximately $49,000. The Company sold several of its drilling rigs during fiscal year ended June 30, 1995 which resulted in a gain on the sale of approximately $1,059,000.

10.    Income Taxes

       As discussed in Note 1, the Company adopted Statement 109 as of July 1, 1993. The adoption of Statement 109 reduced the net deferred tax liability by approximately $4,250,000 and this amount was reported separately as the cumulative effect of the change in the method of accounting for income taxes in the statement of operations for the year ended June 30, 1994. Prior years financial statements have not been restated to apply the provisions of Statement 109.

       Total income tax expense attributable to income before cumulative effect of change in accounting for the year ended June 30, 1995 was $331,000, of which $1,428,000 is attributable to current income tax expenses and $1,097,000 is attributable to deferred income tax benefit. Total income tax expense attributable to income before cumulative effect of change in accounting for the year ended June 30, 1994 was $271,000, of which $519,000 was attributable to current income tax expenses and $248,000 was attributable to deferred income tax benefit.

       Income tax expense attributable to income from operations before income taxes for the year ended June 30, 1995 differed from the amounts computed by applying the Federal income tax rate of 34% to pretax income before cumulative effect of change in accounting as a result of the following:

                                                Years Ended June 30,
                                        -----------------------------------
                                                   (In Thousands)
                                          1995         1994          1993
                                        -----------------------------------
Tax expense computed at
  statutory rate on income
  before income taxes                    $  537      $  388         $3,484
Increase (decrease) in tax from:
  Statutory depletion                      (258)       (134)          (197)
  Deduction for state income taxes          (67)        (35)           (88)
  Other                                     (50)        (52)            53
  State income taxes                        169         104            259
                                         -------     -------        ------
                                         $  331      $  271         $3,511
                                         =======     =======        ======


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below:

                                                  Years Ended June 30,
                                               --------------------------
                                                     (In Thousands)
                                                  1995            1994
                                               --------------------------
       Deferred tax assets:
         State income taxes                      $   239          $   246
         Deferred expenses for tax purposes           79               79
                                                 -------          -------
           Total gross deferred tax assets           318              325
         Less valuation allowance                    -                -
                                                 -------          -------
           Total deferred tax assets                 318              325

       Deferred tax liabilities:
         Property and equipment, principally
           due to differences in depreciation
             and depletion                         4,484            5,588
                                                 -------          -------
         Total gross deferred tax liability        4,484            5,588
                                                 -------          -------

                Net deferred tax liability       $ 4,166          $ 5,263
                                                 =======          =======


       The Company anticipates that the reversal of existing taxable temporary differences will provide sufficient income to realize the tax benefits of the deferred tax assets.

       For the year ended June 30, 1993, the deferred income tax benefit of $1,225,000, resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

                                             Year Ended June 30
                                           -----------------------
                                               (In Thousands)
                                                   1993
                                           -----------------------
Intangible development costs                     $ 3,456
Depreciation, depletion, amortization,
   and asset dispositions                         (5,202)
Rate differential from alternative
   minimum tax                                       715
Accrued state taxes                                 (194)
Other accruals                                       -
                                                 --------
                                                 $(1,225)
                                                 ========


11.    Benefit Plans

       During December, 1990, the Company adopted a 401(k) retirement plan in which eligible employees of the Company may elect to participate. The

Company may contribute, on a discretionary basis, a percentage of the employees' annual contribution, determined annually by the Company. The Company's contributions for the fiscal years ended June 30, 1995, 1994 and 1993 were approximately $28,000, $32,000 and $42,000, respectively. The Company also adopted an overriding royalty program in which the directors of the Company participate. The value of the overriding royalty interests amounted to approximately $35,650 in 1995 and $41,000 in 1994. These amounts were included in compensation.

12.    Supplemental Cash Flow Information

                                                  Years Ended June 30,
                                             -----------------------------
                                                     (In Thousands)
                                                1995      1994      1993
                                             -----------------------------
                     Interest paid             $1,580    $1,798    $2,241
                                               ======    ======    ======
                     Taxes paid                $2,305    $1,164    $4,848
                                               ======    ======    ======

13.    Segment Disclosure

       A summary of revenues, operating profit, identifiable assets, depreciation and depletion and property additions of each business segment is shown below:

                                            Years Ended June 30,
                                  -----------------------------------------
                                               (In Thousands)
                                                                  Revenue-
                                     Revenue      Intersegment   Nonsegment
                                   By Segment        Revenue     Customers
                                  -----------------------------------------
                                                       1995
- ---------------------------------------------------------------------------
Revenues:
  Oil and gas production            $25,675           $   -         $25,675
  Contract drilling                   2,450              818          1,632
  Other                               1,496               -           1,496
                                   --------          -------        -------
                                    $29,621           $  818        $28,803
                                   ========          =======        =======

                                                       1994
- ---------------------------------------------------------------------------
Revenues:
  Oil and gas production            $30,089           $   -         $30,089
  Contract drilling                   3,169            1,327          1,842
  Other                                 411              -              411
                                   --------          -------        -------
                                    $33,669           $1,327        $32,342
                                   ========          =======        =======

                                                       1993
- ---------------------------------------------------------------------------
Revenues:
  Oil and gas production            $41,694           $   -         $41,694
  Contract drilling                   1,978              679          1,299
  Other                                 406               -             406
                                   --------          -------        -------
                                    $44,078           $  679        $43,399
                                   ========          =======        =======


     The following is a summary of major customer purchases exceeding 10% of the Company's revenues:

                                             Years Ended June 30,
                                   ----------------------------------------
                                                (In Thousands)
                                       1995           1994           1993
                                   ----------------------------------------
Scurlock Permian Corporation       $ 15,395           $17,418       $25,398
Aquila Southwest Pipeline               -               3,634         4,506
Phillips Petroleum Company              -                 -             -

- ---------------------------------------------------------------------------

       Operating profit is total revenues less operating expenses. In determining operating profit, none of the following items have been included: general corporate expenses, investment and miscellaneous income, interest expense and income taxes. Eliminations represent the intersegment operating profit of the contract drilling segment for wells drilled for the oil and gas production segment. Such eliminations result in the wells being recorded at the Company's cost.


                                              Years Ended June 30,
                                     -------------------------------------
                                                 (In Thousands)
                                      1995            1994           1993
                                     -------------------------------------
Operating profit:
  Oil and gas production              $ 6,483        $ 7,337      $15,829
  Contract drilling                       179            712           94
                                     ---------      ---------     --------
                                        6,662          8,049       15,923
  Eliminations                           (145)          (378)        (123)
                                     ---------      ---------     --------

  Total operating profit                6,517          7,671        15,800

Geological and geophysical             (1,314)        (1,088)        (228)
General corporate expenses and
  other unallocated components of
  other income and expenses - net      (2,045)        (3,672)      (3,108)
Interest expense                       (1,579)        (1,770)      (2,218)
                                     ---------      ---------     --------

Profit from operations
  before income taxes                 $ 1,579        $ 1,141      $10,246
                                     =========      =========     ========

- ---------------------------------------------------------------------------



                                               Years Ended June 30,
                                      -------------------------------------
                                                  (In Thousands)
                                        1995           1994           1993
                                      -------------------------------------
Identifiable assets:

  Oil and gas production, net          $34,124        $34,694      $39,642
  Contract drilling                      2,148          1,846        1,903
  Corporate assets                       5,519          6,946        8,087
                                      --------       --------      -------
                                       $41,791        $43,486      $49,632
                                      ========       ========      =======

- ---------------------------------------------------------------------------

                                                        Years Ended June 30,
                        ------------------------------------------------------------------------------------
                                                            (In Thousands)
                                    1995                          1994                       1993
                        ------------------------------------------------------------------------------------
                         Deprecia-                       Deprecia-                  Deprecia-
                         tion and         Property        tion and      Property     tion and      Property
                        Depletion        Additions       Depletion     Additions    Depletion      Additions
                        ------------------------------------------------------------------------------------
Oil and gas
  production               $ 8,075         $12,538        $11,033       $10,348        $12,604       $15,309

Contract
  drilling                     240           1,196            266            91           254            369

Corporate                      325             218            311           295            353           530
                           -------         -------        -------       -------        -------       -------

                           $ 8,640         $13,952        $11,610       $10,734        $13,211       $16,208
                           =======         =======        =======       =======        =======       =======


14.    Supplementary Information

       The following is a schedule of supplementary information:


                                                 Years Ended June 30,
                                          ---------------------------------
                                                    (In Thousands)
                                            1995        1994          1993
                                          ---------------------------------
Income Statement:
  Maintenance and repairs                  $  314       $  306       $  280
  Taxes, other than income:

    Franchise                                   2            4            4
    Production                              1,285        1,361        1,826
    Payroll and other                         918          994        1,007
  Rents                                       209          219          228


- ---------------------------------------------------------------------------


       There were no royalties, advertising costs, or research and development costs incurred.

15.    Interim Results of Operations (Unaudited)

                                                                    Per
                                        (In Thousands)          Common Share
                                                     Net            Net
                                                    Income         Income
                                    Revenues        (Loss)         (Loss)
- ---------------------------------------------------------------------------
Year Ended June 30, 1995
- ------------------------

First quarter                      $ 8,373         $ 1,355          $   969
Second quarter                       6,395              13                9
Third quarter                        7,384             164              117
Fourth quarter                       6,651            (284)            (203)
                                  --------        ---------         --------
                                   $28,803         $ 1,248          $   892
                                  ========        =========         ========


Year Ended June 30, 1994
- ------------------------

First quarter                      $ 9,239         $ 5,255          $ 3,756
Second quarter                       8,141            (544)            (389)
Third quarter                        7,263             163              117
Fourth quarter                       7,699             387              277
                                   -------         --------         --------
                                   $32,342         $ 5,261          $ 3,761
                                   =======         ========         ========

Year Ended June 30, 1993
- ------------------------

First quarter                      $11,032         $ 1,972          $ 1,410
Second quarter                      12,592           1,967            1,406
Third quarter                        9,883           1,770            1,265
Fourth quarter                       9,892           1,026              733
                                   -------         --------         --------
                                   $43,399         $ 6,735          $ 4,814
                                   =======         ========         ========


16. Supplemental Information Related to Oil and Gas Producing Activities (Unaudited)

       The following tables contain certain historical cost and operating information related to the Company's oil and gas producing activities.

                                                   June 30,
                                   ----------------------------------------
                                                (In Thousands)
                                      1995           1994           1993
                                   ----------------------------------------
Capitalized cost:
  Producing properties              $118,504       $ 116,740     $ 122,899
  Undeveloped properties               4,044           2,515         2,401
                                    ---------      ----------    ----------
    Total capitalized cost           122,548         119,255       125,300
  Accumulated depreciation and
    depletion                        (95,571)        (92,786)      (95,893)
                                    ---------      ----------    ----------

      Net capitalized cost          $ 26,977       $  26,469     $  29,407
                                    =========      ==========    ==========

                                                Years Ended June 30,
                                        ----------------------------------
                                                   (In Thousands)
                                            1995         1994        1993
                                        ----------------------------------
Cost incurred:
  Property acquisition cost:
    Non-producing properties              $ 3,451    $ 1,895       $ 1,959
    Producing properties                    3,201        202           544
  Exploration costs                         3,067      1,535           397
  Development costs                         4,911      8,169        12,653


       The results of operations of the Company's oil and gas producing activities are shown below:


                                               Years Ended June 30,
                                        ----------------------------------
                                                 (In Thousands)
                                            1995       1994        1993
                                        ----------------------------------

Oil and gas revenues                     $25,675     $30,089       $41,694
                                         -------     -------       -------

  Less:
    Production taxes                       1,286       1,361         1,827
    Production costs                       6,826       8,378         9,703
    Nonproductive exploration costs        3,005       1,980         1,732
    Geological and geophysical             1,314       1,088           228
    Depletion                              8,075      11,033        12,604
                                         -------     -------       -------
                                          20,506      23,840        26,094
                                         -------     -------       -------

Profit before income taxes                 5,169       6,249        15,600

Income taxes                               1,757       2,125         5,304
                                         -------     -------       -------

Net profit from oil and gas
  producing activities (exclusive
  of general corporate overhead
  and financial cost)                    $ 3,412     $ 4,124       $10,296
                                         =======     =======       =======


       The Company's interest in proved oil (including natural gas liquids) and gas reserves are as follows:


                                                                 Years Ended June 30,
                                        --------------------------------------------------------------------
                                                                    (In Thousands)
                                                1995                     1994                  1993
                                        --------------------------------------------------------------------
                                          Bbls         Mcf          Bbls        Mcf        Bbls       Mcf
                                        --------------------------------------------------------------------
Beginning of year                         5,325       30,280        5,966     29,055      8,199      30,124
Revisions of previous
  estimates                                (258)       2,807          (86)     4,388        (52)      2,606
Purchase of minerals
  in place                                1,391        2,400          -          -          441         798
New discoveries and
  extensions                                723        1,970          687      2,273      1,291       3,332
Production                               (1,003)      (5,325)      (1,242)    (5,436)    (1,518)     (6,305)
Sales of minerals in place                  -            -            -          -       (2,395)     (1,500)
                                       --------     --------     --------    --------    --------    --------
End of year                               6,178       32,132        5,325     30,280      5,966      29,055
                                       ========     ========     ========    ========    ========    ========
Proved developed reserves:
Balance at beginning of
  year                                    3,465       23,572        3,428     19,739      5,251      21,845
Balance at end of year                    3,640       25,273        3,465     23,572      3,428      19,739


- -----------------------------------------------------------------------------

       The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by FAS 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

       The standardized measure of discounted future net cash flows, in management's opinion, should be examined with caution. The basis for this table is management's reserve study which contains imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration cost in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation.

       Therefore, the standardized measure of discounted future net cash flow is not necessarily a "best estimate" of the fair value of the Company's proved oil and gas properties.

                                                                          Years Ended June 30,
                                                           -------------------------------------------------
                                                                             (In Thousands)
                                                              1995                1994               1993
                                                           -------------------------------------------------
Estimated cash inflows                                      $159,905            $147,843          $ 158,556
Less:
  Related estimated future
    development and production
    costs                                                    (68,073)            (60,051)           (70,717)
  Estimated income taxes                                     (26,986)            (25,178)           (24,390)
                                                            ---------           ---------         ----------
      Estimated net cash
        flows                                                 64,846              62,614             63,449
Discount to reduce estimated
  net cash flows to present
  value                                                      (23,115)            (19,766)           (18,498)
                                                            ---------           ---------         ----------
Discounted present value of
  estimated net cash flows                                  $ 41,731            $ 42,848          $  44,951
                                                            =========           =========         ==========
Changes in discounted net cash
  flows:
Increase (decrease):
  Additions to proved reserves
    resulting from extensions
    and discoveries less
    related cost                                            $  5,637            $  8,756          $   9,612
  Purchase of minerals in place                                6,696                -                 2,906
  Accretion of discount                                        5,793               6,000              7,466
  Sales of oil and gas net of
    production costs of $8,112,
    $9,739 and $11,530                                       (17,563)            (20,350)           (30,164)
  Revisions of previous estimates
    Changes in prices                                          5,184              (2,752)            (8,009)
    Changes in quantities                                      1,481               4,340               2,120
    Changes in future development
      costs                                                   (8,115)              6,116              1,869
    Changes of production
      rates (timing) and other                                  (257)             (4,243)              (461)
  Changes in estimated income taxes                               27                  30              4,162
                                                            ---------           ---------         ----------
      Net increase (decrease)                                 (1,117)             (2,103)           (10,499)
Balance:
  Beginning of year                                           42,848              44,951             55,450
                                                            ---------           ---------         ----------
  End of year                                               $ 41,731            $ 42,848          $  44,951
                                                            =========           =========         ==========


17.    Contingent Liabilities

       The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial statements of the Company.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

      Jesse Minor, Michael Amini, Ronald Amini, Rex Amini, Harold Conrad and Mark S. Solomon are the directors of the Company. The business address of Jesse Minor, Michael Amini, Ronald Amini, and Rex Amini is 10101 Reunion Place, Suite 800, San Antonio, Texas 78216. The business address of Mr. Conrad is 5315 Mittlestadt, Houston, Texas 77069. Mr. Solomon's business address is 1717 Main Street, Suite 4100, Dallas, Texas 75201.

      The executive officers of the Company, their ages and office or offices held are as follows:

      Name                 Age           Position with Company
      ----                 ---           ---------------------

Jesse Minor                43            President and Director
Rex Amini                  45            Executive Vice President,
                                         Treasurer and Director
Stanley A. Paris, Jr.      46            Vice President - Finance
Jay Hardy                  62            Vice President - Engineering
Michael Amini              38            Executive Vice President,
                                         Secretary and Director
Ronald Amini               41            Executive Vice President and
                                         Director

      Jesse Minor received his B.A. in 1974 and an M.S. in petroleum engineering from the University of Texas in 1978. Since January, 1990, Mr. Minor has been President and a Director of the Company.

      Rex Amini received his B.A. from Cornell University in May 1972. He received a J.D. in 1975 and a B.S in geology in 1978 from the University of Texas. Rex Amini has been a director of the Company since 1977 and has been Executive Vice President and Treasurer since January, 1990.

      Michael Amini received his B.S. degree in geology from Stanford University in June 1979. He has served as a director of Fargo Energy Company since 1980 and was elected an officer and director of the Company on January 10, 1990.

      Ronald Amini received his B.S. in petroleum engineering from the University of Texas in May 1977. He has served as an officer and director of
Fargo Energy Company since 1980.    Ronald Amini was elected as a director of
the Company on January 10, 1990 and as an officer of the Company on March 1, 1990.

      Stanley A. Paris, Jr. received his BBA in accounting from the University of Texas in May 1971. He was elected an officer of the Company on January 9, 1990.

      Jay Hardy received his B.S. from the University of Kansas in 1956. He has been an officer of the Company since May 27, 1980.

      Mark S. Solomon, age 35, received his B.A. from Franklin and Marshall College in 1982 and a J.D. (with honors) in 1985 from the George Washington University National Law Center. Since June of 1992, he has been a partner with the law firm of Arter, Hadden, Johnson & Bromberg. From March 1990 until

June 1992, he was associated with the law firm of Johnson Bromberg and Leeds, a predecessor to Arter, Hadden, Johnson & Bromberg.

      Harold J. Conrad, age 58, received his B.S. in petroleum engineering from Texas A&M University in 1958. Upon graduation, he immediately joined Shell Oil Company where he spent 33 years before retiring in 1991. When he left Shell, he was Manager of Business Development. Since that time he has been an independent investor advisor.

      Rex Amini, Ronald Amini and Michael Amini are brothers, and Jesse Minor is a brother-in-law of each of them. There is no other family relationship between any of the executive officers and directors of the Company. Fargo was previously involved in the exploration and production of oil and gas and is owned 25% by each of Rex Amini, Michael Amini, Ronald Amini and Susan Amini Minor, wife of Jesse Minor. Each officer is appointed annually by the Company's Board of Directors to serve at the Board's discretion or until their successors in office are duly elected and qualified.

Item 11.  Executive Compensation


                           EXECUTIVE COMPENSATION


      The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years ending June 30, 1995, 1994 and 1993 for the person who was President at the end of the last fiscal year and the four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal 1995.



                          SUMMARY COMPENSATION TABLE

                                         Annual
                                       Compensation

                            Year                            All other
Name and Principal          Ended     Salary      Bonus    Compensation
     Position              June 30,     ($)    ($) (1) (3)   ($) (2)
Jesse Minor                 1995      200,000    100,000      30,500
President and Director      1994      200,000    120,000      14,185
                            1993      194,183    100,000       1,455

Rex Amini                   1995      200,000    100,000      25,847
Executive Vice President    1994      200,000    120,000      14,107
Treasurer and Director      1993      194,183    100,000       1,260

Michael Amini               1995      200,000    100,000      29,342
Executive Vice President    1994      200,000    120,000      13,223
Secretary and Director      1993      194,183    100,000       1,455

Ronald Amini                1995      200,000    100,000      22,812
Executive Vice President    1994      200,000    120,000      11,653
and Director                1993      194,183    100,000       1,117

Jay Hardy                   1995      119,265      7,726       6,818
Vice President              1994      119,265      9,102       2,141
of Engineering              1993      119,116      7,419       2,141

(1) Cash bonuses for services rendered in fiscal years 1993, 1994 and 1995, have been listed in the fiscal year paid.

(2) The stated amounts are Company matching contributions to the Sage Energy Company 401(K) Plan, club memberships, dues and payments under the Sage Energy Company Overriding Royalty Plan (described below) for Michael Amini, Rex Amini, Ron Amini, and Jesse Minor and tickets to sporting activities.

(3) The Company made no long term compensation, awards or payouts during the three fiscal years set forth in the summary compensation table.

OVERRIDING ROYALTY PLAN

      During fiscal 1994, the Company adopted the Sage Energy Company Overriding Royalty Plan (the "Plan") as a performance incentive program for certain key management employees of the Company. Under the Plan, such key employees (presently consisting of Michael Amini, Rex Amini, Ronald Amini and Jesse Minor) may be assigned overriding royalty interests in new exploratory or developmental prospects acquired by the Company. In no event shall any such overriding royalty interest, in the aggregate, exceed six percent (6%).

DIRECTOR COMPENSATION

      Non-employee Directors of the Company receive an annual retainer of $10,000.00. Additionally, the directors are reimbursed for their expenses incurred in attending meetings of the Company's Board of Directors.

STOCK OPTION GRANTS IN FISCAL YEAR 1995

      The Company does not have a stock option plan.


          COMPENSATION COMMITTEE INTERLOCKS ON INSIDER PARTICIPATION

  Mr. Solomon, who serves as a member of the Company's Compensation Committee, is a member of a law firm which renders legal services to the Company. (See Certain Relationships and Related Transactions.)

                 COMPENSATION REPORT OF THE BOARD OF DIRECTORS

      The Compensation Committee of the Board of Directors meets at the end of each calendar year to determine compensation for the following year. The following report was issued in December 1994.

      Sage Energy Company's Compensation Committee consists of Messrs. Harold Conrad and Mark S. Solomon. The Compensation Committee's primary function is to establish and review the Compensation awarded to the four most senior executive officers of the Company.

      In determining executive compensation, the Compensation Committee reviewed and considered (i) the performance of executives, (ii) the operating performance of the Company, (iii) the compensation of executives of entities which are engaged in similar activities and are of similar size to the Company and (iv) the historical compensation of the executives and the performance of the Company's debentures. The Compensation committee also considered the present compensation levels of each of the Company's executive officers. In reviewing such multiple factors, the Company's Compensation Committee had access to reports of independent financial consultants concerning the compensation of the chief executive officer of the company and its other executives. After reviewing all of such items, the Compensation Committee reviewed the appropriateness of increasing or decreasing base compensation of any executive employee or the award of bonuses or similar form of incentive compensation. The Compensation Committee also took note of the fact that the

Board had adopted the overriding royalty plan pursuant to which certain of the Company's executive officers may receive incentive compensation during the 1994 fiscal year. The Company does not have any long-term employment agreements with any of its executive employees.

      The Company's operating performance is accorded significant weight in determining executive compensation. Of the factors considered by the Compensation Committee in reviewing executive compensation, the market price of debentures is accorded very little weight because of the Compensation Committee's belief that a multitude of factors (many of which exclude the performance of the Company) may affect the market price of debentures.

      The Compensation Committee believes that, in order for the Company to succeed, it must provide appropriate incentives to its qualified executives.
In reviewing the compensation of the chief executive officer, the Board reviewed all of the factors set forth above which are generally applicable to all executives, but also placed increased emphasis on the performance of the Company and the performance of the chief executive officer, and, to a lesser degree, on the chief executive officer's compensation in previous years and the compensation of chief executive officers in similar companies. The Compensation Committee also accounted for the present "team" management structure of the Company, under which each of the Company's four (4) most highly compensated executives (including the chief executive officer) are accorded roughly equivalent responsibilities and compensation.

      In determining the chief executive officer's compensation for calendar 1995, the Compensation Committee determined to award the chief executive officer a bonus of $100,000 (representing a decrease of $20,000 over the previous year's bonus) but to maintain the chief executive officer's salary at the previous year's level. The Compensation Committee took particular note of the Company's sustained profitability since 1990, its fiscal 1994 net income of approximately $5,261,000 ($1,011,000 exclusive of cumulative effect of change in accounting), the Company's successful exploration and development program and its administrative cost saving measures. The Compensation Committee also noted the Company's full and early repayment of its outstanding indebtedness to its bank lenders during the 1994 fiscal year. The Compensation Committee also noted that the chief executive officer's total cash compensation was within the range of the chief executive officers of similar size of similar companies.

     /s/ Mark S. Solomon                        /s/ Harold J. Conrad


Employment Contracts and Termination of Employment and Change in Control Arrangements.

      No director or executive officer of the Company is entitled to any payment in connection with the termination of his employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Sage Acquisition Company owns 100% of all of the 1,399 issued and outstanding shares of the Company's Common Stock. Sage Acquisition Company is wholly-owned by Michael Amini, Rex Amini, Ronald Amini and Jesse Minor.

Item 13.  Certain Relationships and Related Transactions.

      No director or officer was indebted to the Company during the year ended June 30, 1995 except for immaterial indebtedness arising in the ordinary course of business.

      No officer, director or principal security holder of the Company, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same home as such person or who is a director or officer of any parent or subsidiary of the Company was, or is a party to, or had any direct or indirect material interest in, any material transaction during the Company's fiscal year ended June 30, 1995, or any presently proposed transactions, except as set forth below:

      The Company acts as operator on numerous wells in which of Kit Carson, Ltd. (a limited partnership of which Rex Amini is the general partner), Ronald Amini, Jemsam, Ltd. (a limited partnership of which Jesse Minor and Susan Amini- Minor are partners), and Cuthbert Partners, Ltd. (of which Michael Amini and Molly Amini, spouse of Michael Amini are partners) own interests. The Company charges to each interest owner their pro-rata share of drilling overhead charges and pumping charges per well. Overhead charges are approximately $313 to $886 per well per month, and pumping charges are approximately $295 per well per month. In addition, the Company charges each of the interest owners, leasehold costs, other lease operating expenses, including equipment costs, attributable to the well which the Company pays.
The Company believes that its charges to each of the referenced persons and entities are comparable to those charged within the industry in connection with similar transactions.

      Each of Jesse Minor, Rex Amini, Michael Amini and Ronald Amini (collectively the "Family Members") was a co- participant either through their limited partnerships or individually in varying percentages in several of the Company's drilling prospects conducted during the twelve-month period ended June 30, 1995.

      The Family Members' percentage working interest in such prospects generally was 5% each during such period. The percentage of the Family Members participation for each calendar year is to be reviewed annually by the Board and may be adjusted in the Board's discretion. The terms of the Family Members' participation in the Company's drilling prospects are on the basis of actual costs incurred and billed to Sage in the drilling and acquisition activities. The Company collects and disburses the revenues on a majority of these wells as operator and also charges each of the participants their pro-rata share of pumping and overhead charges and other lease operating and equipment costs. The Company believes that its charges in these transactions are either consistent with those charged in the industry in similar transactions or pursuant to terms under which the Family Members bear their respective pro-rata share of expenses incurred by the Company.

       On the basis of the three preceding paragraphs set forth above, the Company charged, including reimbursable items, an aggregate of $1,710,000 to the above named persons.

      In fiscal 1995, the Company repurchased all Debentures owned by Margaret Amini (mother of Rex Amini, Michael Amini, Ronald Amini and Susan Amini-Minor) for approximately $43,030 (the face value of such Debentures was $50,000) in connection with the Blanco transaction. The Company believes that its purchase in this transaction was on comparable terms to similar transactions in the industry among unrelated parties.

      The Company provided certain oil and gas well services for Blanco Oil Company which is wholly owned by K.K. Amini (father of Sue Amini-Minor, Rex Amini, Ron Amini and Michael Amini) during the fiscal year 1995. Such charges were approximately $50,000 and which the Company believes are consistent with those of comparable transactions in the industry. In addition, the Company acquired certain properties and assets from Blanco Oil Company which occurred in May 1995. In this transaction, the Company purchased a 50% interest in certain west Texas oil and gas properties for $1,750,000 and two drilling rigs for approximately $1,149,000. The Company also obtained two vehicles and pipe inventory in the transaction, Messrs. Rex Amini, Ronald Amini, Michael Amini and Jesse Minor purchased the remaining 50% of the oil and gas properties from Blanco Oil Company for the same purchase price and two other drilling rigs for $700,000. The Company has received appraisals from third parties indicating that the purchase price for the Blanco Oil assets was at least at the fair market value thereof. Such appraisals excluded the pipe inventory and vehicles.

      Mr. Solomon is a member of the law firm of Arter, Hadden, Johnson & Bromberg. The Company has retained such law firm in the past with respect to certain legal matters and intends to retain such law firm in the future. The fees paid to such law firm were not material in any respect.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) 1. Financial Statements, included in Part II (Item 8) of this report:

                                                                Page
                                                               ------

      Independent Auditors' Report............................. 21
      Balance Sheets, June 30, 1995 and 1994................... 22
      Statements of Operations, Years ended
        June 30, 1995, 1994 and 1993..........................  24
      Statements of Stockholder's Equity,
        Years ended June 30, 1995, 1994 and 1993..............  25
      Statements of Cash Flows,
        Years ended June 30, 1995, 1994 and 1993..............  26
      Notes to Financial Statements............................ 27

      (a)  2.  Financial Schedules:

      There are no financial schedules as the required information is inapplicable or the information is presented in the Financial Statements or related Notes.

      (a)  3.  Exhibits

             3.1 Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 of the Form 8-B to the Company's Registration Statement on Form 8-B filed by the Company with the Securities and Exchange Commission on January 10, 1992 (the "Form 8-B").

             3.2 Bylaws of the Company are hereby incorporated by reference to Exhibit 3.2 of the Form 8-B.

             4.1 Indenture between the Company and the First NationalBank of Midland, Texas (now NationsBank, N.A.), Trustee, dated October 15, 1980, is hereby incorporated by reference to Exhibit 4.1 of the Form 8-B.

             4.2 First Supplemental Indenture between Sage Energy Company and NCNB Texas National Bank dated as of May 15, 1989 is hereby incorporated by reference to
                           Exhibit 4.2 of the Form 8-B.

             4.3 Second Supplemental Indenture between Sage Energy Company and NCNB Texas National Bank dated as of December 31, 1991 is hereby incorporated by reference to Exhibit 4.3 of the Form 8-B.

             10.1 Second Amended and Restated Credit Agreement dated as of March 9, 1992 by and among Sage Energy Company, Texas Commerce Bank, National Association ("TCB"), Texas Commerce Bank-San Antonio ("TCB-SA") (collectively, the "Banks"), TCB as administrative agent for the ratable benefit of the Banks, TCB and TCB-SA, as co-agents for the ratable benefit of the Banks, (the "Restated Credit Agreement") is hereby incorporated by reference to Exhibit 28.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

             10.2 First Amendment to Second Amended and Restated Credit Agreement dated as of June 30, 1993 by and among Sage Energy Company, TCB, TCB-SA, TCB as Administrative Agent for the ratable benefit of the Banks and TCB and TCB-SA as co-agents for the ratable benefit of the Banks, is hereby incorporated by reference to Exhibit 10.2 of the Company's Annual Report on form 10K for the fiscal year ended June 30, 1993.

             10.3 Second Amendment to Second Amended and Restated Credit Agreement dated as of May 9, 1995 by and between Sage Energy Company and TCB is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the Quarter ended March 30, 1995.

             10.4 Shareholders Agreement, dated as of February 7, 1990, by and among Sage Acquisition Company, Sage Energy Company, Rex Amini, Ronald Amini, Michael Amini and Jesse Minor. *

             10.5 Sage Energy Company Overriding Royalty Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarter ended December 31, 1993.

             23.1 Independent Auditors' Report. * See Page 21 hereof.

             27.1          Financial Data Schedule *

      (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the year covered by this report.

*      Filed herewith.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SAGE ENERGY COMPANY


                                        By:     /s/   Jesse Minor
                                            -------------------------
                                        Jesse Minor, President


 September 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


      Signatures                  Title                              Date
      ----------                  -----                              ----


   /s/   Jesse Minor              President and Director        September 27, 1995
- --------------------------
    (Jesse Minor)

  /s/   Rex Amini                 Executive Vice President,     September 27, 1995
- --------------------------
    (Rex Amini)                   Treasurer and Director


  /s/   Ronald Amini              Executive Vice President      September 27, 1995
- --------------------------
    (Ronald Amini)                and Director


  /s/   Michael Amini             Executive Vice President,     September 27, 1995
- --------------------------
   (Michael Amini)                Secretary and Director


 /s/ Stanley A. Paris, Jr.        Vice President-Finance        September 27, 1995
- --------------------------
(Stanley A. Paris, Jr.)


  /s/  Mark S. Solomon            Director                      September 27, 1995
- --------------------------
  (Mark S. Solomon)


  /s/  Harold J. Conrad           Director                      September 27, 1995
- --------------------------
  (Harold J. Conrad)



                                 EXHIBIT INDEX



Exhibit
Number              Exhibit                                                                         Page No.
- ------              -------                                                                         --------
   3.1              Certificate of Incorporation is hereby incorporated
                    by reference to Exhibit 3.1 of the Form 8-B. to the
                    Company's Registration Statement on Form 8-B filed by the
                    Company with the Securities and Exchange Commission on
                    January 10, 1992 (the "Form 8-B").

   3.2 Bylaws of the Company are hereby incorporated by reference to Exhibit 3.2 of the 8-B.

   4.1              Indenture between the Company and the First National
                    Bank of Midland, Texas (now NationsBank, N.A.),
                    Trustee, dated October 15, 1980, is hereby incorporated by reference to Exhibit 4.1 of the Form 8-B.

   4.2              First Supplemental Indenture between Sage Energy
                    Company and NCNB Texas National Bank dated as of
                    May 15, 1989 is hereby incorporated by reference to
                    Exhibit 4.2 of the Form 8-B.

   4.3              Second Supplemental Indenture between Sage Energy
                    Company and NCNB Texas National Bank dated as of
                    December 31, 1991 is hereby incorporated by reference to Exhibit 4.3 of the Form 8-B.

  10.1 Second Amended and Restated Credit Agreement dated as of March 9, 1992 by and among Sage Energy Company,
                    Texas Commerce Bank, National Association ("TCB"),
                    Texas Commerce Bank-San Antonio ("TCB-SA")
                    (collectively, the "Banks"), TCB as administrative agent for the ratable benefit of the Banks (the
                    "Restated Credit Agreement"), is hereby incorporated by reference to Exhibit 28.1 of the Company's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

  10.2              First Amendment to Second Amended and Restated Credit
                    Agreement dated as of June 30, 1993 by and among Sage Energy Company, TCB, TCB-SA, TCB as
                    Administrative Agent for the ratable benefit of the Banks and TCB and TCB-SA as co-agents for the ratable benefit of the Banks, is hereby incorporated by reference to Exhibit 10.2 of the Company's Annual Report on form 10K for fiscal year ended June 30, 1993.

Exhibit
Number              Exhibit                                                                       Page No.
- ------              -------                                                                       --------

 10.4               Shareholders Agreement, dated as of February 7, 1990,
                    by and among Sage Acquisition Company, Sage Energy
                    Company, Rex Amini, Ronald Amini, Michael Amini
                    and Jesse Minor.   *

 10.5 Sage Energy Company Overriding Royalty Plan is hereby incorporate by reference to Exhibit 10.1 to Company's
                    Quarterly Report on form 10Q for the quarter ended
                    December 31, 1993.

 23.1 Independent Auditors' Report * See Page 21 hereof.

 27.1               Financial Data Schedule  *



___________________________
*Filed herewith.