Form 10-Q
period 1995-09-30
SAGE ENERGY CO
filed 1995-11-15
CIK 216991

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 1995 Commission File Number 1-7836

                              SAGE ENERGY COMPANY
--------------------------------------------------------------------------------

           DELAWARE                          75-1542170
--------------------------------     --------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation or organization)          Number)




        10101 Reunion Place, Suite 800, San Antonio, Texas   78216-4158
---------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, include area code      (210) 340-2288
                                                         ------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No
                              -----         -----

1,399 shares of $.01 par value common stock were outstanding at November 15, 1995.

                              SAGE ENERGY COMPANY

                         10101 Reunion Place, Suite 800
                         San Antonio, Texas 78216-4158


______________________________________________________________________




                               QUARTERLY REPORT

                   Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934



                                  FORM 10-Q



_____________________________________________________________________



                                    PART I

                            FINANCIAL INFORMATION



_____________________________________________________________________

                              SAGE ENERGY COMPANY



                                     INDEX



PART I.    FINANCIAL INFORMATION                         PAGE NUMBER
                                                         -----------

Item 1.     Financial Statements

            Balance Sheets -
            September 30, 1995 (Unaudited)
            and June 30, 1995                                 1-2

            Statements of Income and
            Retained Earnings - Three Months
            ended September 30, 1995
            and 1994 (Unaudited)                                3

            Statements of Cash Flow - Three months
            ended September 30, 1995 and 1994
            (Unaudited)                                         4

            Notes to Financial Statements                     5-6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       7-11

PART II    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                    12


Signatures                                                     13

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)



                                             September 30,         June 30,
                                                 1955                1955
                                             -------------         --------


Assets

Current assets:

Cash and cash equivalents                       $   4,940           $   3,104
Accounts receivable:
   Trade                                            2,507               1,827
   Oil and gas sales                                4,438               4,156
Federal income tax receivable                         447                 712
Inventories--well and production
   equipment, at cost                               1,417               1,483
Prepaid expenses                                      242                 258
                                                 --------            --------
   Total current assets                            13,991              11,540
                                                 --------            --------

Property, plant and equipment, at cost:
   Producing oil and gas properties
      (successful efforts method)                  116,225             118,504
   Undeveloped properties                            3,992               4,044
   Drilling equipment                                9,706               9,673
   Other                                             4,225               4,350
                                                 ---------           ---------
                                                   134,148             136,571

   Less accumulated depreciation and
      depletion                                   (104,294)           (106,605)
                                                 ---------           ---------
                                                    29,854              29,966
                                                 ---------           ---------

Other assets, at cost, net of accumulated
   amortization                                         277                285
                                                 ----------           --------
                                                 $   44,122           $ 41,791
                                                 ==========           ========



                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)



                                             September 30,         June 30,
                                                 1955                1955
                                             -------------         --------


Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable, trade                       $   1,872           $   1,423
Accrued liabilities                               4,637               3,665
State income taxes payable                          212                 197
                                              ---------           ---------
   Total current liabilities                      6,721               5,285

Bonds payable                                    18,530              18,530
Deferred income taxes                             4,247               4,166
                                              ---------           ---------
   Total liabilities                             29,498              27,981
                                              ---------           ---------

Stockholder's equity:
   Common stock, $.01 par value; authorized
      12,000 shares; issued 1,399 shares            --                   --
   Additional paid-in capital                        14                  14
   Retained earnings                             14,610              13,796
                                              ---------           ---------
   Total stockholder's equity                    14,624              13,810

Contingent liabilities                        ---------           ---------
                                              $  44,122           $  41,791
                                              =========           =========


                  The accompanying notes are an integral part
                         of these financial statements.

                            SAGE ENERGY CORPORATION
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
Revenues:
  Oil and gas sales                                                        $ 5,794     $ 7,687
  Contract drilling                                                            369         527
  Interest and other income                                                    387         159
                                                                           -------     -------
          Total revenues                                                     6,550       8,373
                                                                           -------     -------
Costs and expenses:
  Oil and gas operations:
     Production taxes                                                          287         400
     Production costs                                                        1,886       1,823
     Nonproductive exploration and property abandonment costs                  223         161
                                                                           -------     -------
                                                                             2,396       2,384
  Contract drilling direct costs                                               251         322
  Depreciation, depletion and amortization                                   1,740       2,183
  Geological and geophysical                                                    40         478
  General and administrative                                                   554         546
  Interest                                                                     394         395
                                                                           -------     -------
          Total costs and expenses                                           5,375       6,308
                                                                           -------     -------
Income from operations before income taxes                                   1,175       2,065

Income tax expense (benefit):
  Federal -- current                                                           265         865
  State -- current                                                              15         114
  Deferred                                                                      81        (269)
                                                                           -------     -------
                                                                               361         710
                                                                           -------     -------
Net income                                                                     814       1,355
Retained earnings:
  Beginning                                                                 13,796      12,868
                                                                           -------     -------
  Ending                                                                   $14,610     $14,223
                                                                           =======     =======
Net income per common share                                                $   582     $   969
                                                                           =======     =======
Weighted average number of shares                                            1,399       1,399
                                                                           =======     =======

                The accompanying notes are an integral part
                       of these financial statements.

                              SAGE ENERGY COMPANY
                            Statements of Cash Flows
                                 (In Thousands)

                                                       Three months ended
                                                         September 30,
                                                       ------------------
                                                        1995       1994
                                                       -------    -------
Cash flows from operating activities:
  Net income                                           $   814    $ 1,355
                                                       -------    -------
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and amortization           1,740      2,183
      Loss (gain) on disposition of assets                (139)        17
      Deferred income taxes                                 81       (269)

      Changes in current assets and liabilities:
        Accounts receivable                               (962)      (178)
        Federal income tax receivable                      265         13
        Inventories                                         66        (97)
        Prepaid expenses                                    16       (229)
        Accounts payable                                   449         85
        Accrued liabilities                                972        403
        Federal income taxes payable                         -        828
        State income taxes payable                          15        114
                                                       -------    -------
          Total adjustments                              2,503      2,870
                                                       -------    -------
          Net cash provided by operating activities      3,317      4,225
                                                       -------    -------
Cash flows from investing activities:
  Proceeds from sales of assets                          1,463        118
  Capital expenditures                                  (2,944)    (1,622)
                                                       -------    -------
          Net cash used in investing activities         (1,481)    (1,504)
                                                       -------    -------
Cash flows from financing activities:
  Bank debt repayments                                       -          -
                                                       -------    -------
          Net cash used in financing activities              -          -
                                                       -------    -------
Net increase in cash and cash equivalents                1,836      2,721

Cash and cash equivalents:
  Beginning of period                                    3,104      5,192
                                                       -------    -------
  End of period                                        $ 4,940    $ 7,913
                                                       =======    =======


                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

NOTE 1

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the three months then ended. The results of operations for the three-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning July 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has not completed all of the complex analyses required to estimate the impact of the new statement, however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operation at the time in which it is adopted.

NOTE 3

The Second Amended and Restated Credit Agreement provides a revolving credit facility under which the Company may borrow from time to time through June 30, 1997 an amount referenced to the Company's "borrowing base," but not to exceed $3,000,000. The borrowing base is generally determined by the value of the company's oil and gas properties. As of September 30, 1995, there was no outstanding term loan and there were no borrowings outstanding with respect to the revolving credit facility.

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

NOTE 5

During the three-month period ended September 30, 1995, the Company sold all of its producing properties in the state of Oklahoma for an aggregate consideration of $925,000. The sale resulted in a gain of approximately $489,000 before income taxes which has been included in interest and other income in the accompanying statements of income.

NOTE 6

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial condition of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               Financial Position

                      September 30, 1995 and June 30, 1995


                    The Company's current ratio was 2.08 to 1 at September 30, 1995 as compared to the June 30, 1995 current ratio of 2.18 to 1. Cash on hand at September 30, 1995 was $4,940,000 and $3,104,000 at June 30, 1995. There is
presently no outstanding indebtedness under the Company's Restated Credit Agreement with Texas Commerce Bank ("the Bank") (discussed under "Liquidity and Capital Resources").

                    During the quarter ended September 30, 1995, the Company used cash from operations to, among other things, drill and rework wells and acquire leases and related properties for drilling. Specifically, the Company spent approximately $2,944,000 for capital expenditures as described below.

                    The Company's net fixed assets decreased slightly during the first quarter of fiscal 1995 primarily as a result of the sale of the Company's Oklahoma gas properties ($436,000) and certain North Dakota properties ($443,000) and by depletion and depreciation charges of $1,740,000 and by write-offs of plugged and abandoned properties, non productive properties, expired leases of approximately $152,000. This decrease was partially offset by additions to the Company's producing oil and gas properties which resulted from drilling and recompletion work, and from acquisitions of leases. (See discussion under the heading "Liquidity and Capital Resources"). Only one of the Company's drilling rigs was active during the first quarter of fiscal 1996.

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

                             Results of Operations

          Three Months Ended September 30, 1995 and September 30, 1994

                    The Company's oil and gas revenues were lower in the first quarter of fiscal 1996 than the prior comparable quarter primarily as a result of lower oil and gas production. Production was lower primarily as a result of decreased drilling activities and the natural decline in the Austin Chalk Trend area where a majority of the Company's horizontal drilling takes place and due to the sale of the Company's Oklahoma properties effective August 1, 1995. As compared to the first quarter of the prior comparable year, lower oil production had a negative effect on revenue of approximately $737,000, lower gas prices of approximately $415,000, and lower gas production of $620,000. Average oil prices were lower than the prior comparable quarter,

$16.70 vs. $17.12, which amounts to an approximate revenue decrease of $120,000.

                    Interest and other income increased due to the Company's sale of its Oklahoma gas properties effective August 1, 1995. The properties were sold for $925,000 which generated a gain of $489,000 before tax effect.

                    Interest expense at September 30, 1995 decreased slightly as compared to the prior comparable quarter due to decreased debt. The Company reacquired and cancelled $50,000 in principal amount of its outstanding 8 1/2% Subordinated Debentures due 2005 (the" Debentures") during the period of September 30, 1994 through September 30, 1995 thus decreasing the aggregate annual interest expense attributable to the Debentures by $4,250. The Company may incur additional indebtedness under its revolving line of credit described below.

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

                    Expenses related to depreciation, depletion, and amortization costs decreased from the prior year as a result of, among other things, lower production and a lower depletable base along with increased reserves. Geological and geophysical costs decreased due to the Company's decreased exploration activities and 3-D seismic activities during the quarter.

                    The Company completed five (5) new producing wells as operator in the first quarter of fiscal 1996 and re-entered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                        Liquidity and Capital Resources

                    The Company's long-term debt at September 30, 1995, consists of its convertible Debentures which have an aggregate outstanding balance of $18,530,000. Subsequent to September 30, 1995, the Company acquired and cancelled debentures with aggregate principal of $500,000 thus further reducing its indebtedness by such amount. No sinking fund payments are currently required under the Debentures and, absent further acquisitions by the Company of Debentures, no sinking fund payments will be due until fiscal 1997. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of debentures.

                    Effective May 9, 1995, the Company entered into an amendment to the Restated Credit Agreement with Texas Commerce Bank (the "Amendment"). The Amendment generally provides an extension of the Company's ability to borrow funds under the revolving credit facility (until June 30, 1997) (the "Termination Date"). The Amendment also decreased the amount that the Company may borrow down to $3,000,000 under the revolving credit facility. The Amendment does not contemplate additional term loans to the Company. On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. As of September 30, 1995, the Company had not drawn funds under the revolving credit facility.

                    Management of the Company deems it important to acquire additional properties with longer life reserves at suitable prices, however, the Company also on a routine basis considers further sales of properties at appropriate prices. The proceeds from any such sales could be used for a variety of purposes, including property acquisitions, acquisitions of outstanding Debentures, and repayment of bank debt, if any. In this regard, the Company sold its Oklahoma gas properties effective August 1, 1995 for $925,000 and certain properties in North Dakota for approximately $443,000.

                    The Company also recently announced the implementation of a program to use up to $2 million to repurchase certain of its outstanding Debentures in the open market or in privately negotiated transactions at prices and at times deemed suitable by management, (the "Program"). The Program may be terminated at any time by the Board of Directors. To date, there has been $500,000 face repurchase by the Company of its Debentures under the Program. There can be no assurances that any additional purchases will be made.

                    For some time the Company has aggressively pursued exploration and development activities (particularly horizontal drilling activities) and incurred expenditures attendant thereto. At the time such expanded activities are undertaken, they may result in a short-term negative impact on capital resources and liquidity even if they are ultimately successful. In part, as a result to such activities the Company entered into the Restated Credit Agreement and in the past borrowed funds under the revolving credit facility. Although the funds have since been repaid, the Company anticipates that additional funds may be borrowed under the revolving credit facility for drilling or producing property acquisitions at a later date.

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

                    The Company will consider the payment of cash dividends (in accordance with applicable law and the provisions of the Restated Credit Agreement as the same may be modified or amended from time to time) in the future. The payment of such dividends will be determined by the Company as general business conditions, the development of the Company's business, the financial condition of the Company, and other factors may warrant. Any such payment of dividends would adversely affect capital resources and liquidity.

                    The Company elected not to make a sinking fund payment in fiscal 1996 (which would ordinarily have been due at least one business day before October 15, 1995) for the purpose of setting aside funds to retire its outstanding Debentures. The Company is not required to make such payment, which would ordinarily be a sum in cash sufficient to retire by redemption $1,500,000 principal amount of the Debentures, because it reacquired and cancelled a sufficient number of Debentures to eliminate the sinking fund payment required on such date. As of November, 1995, the Company has reacquired and cancelled Debentures in the face amount of $11,970,000, which could, if the Company so elects, result in the deferral of sinking fund payments until 1997. $500,000 in principal amount of Debentures was reacquired in November 1995 for an aggregate consideration of $431,250.

                    Liquidity is heavily affected by oil and gas prices both of which are presently at low levels. The Company cannot predict with accuracy the volatility or parameters of future oil or gas prices. Further, should the value of the Company's assets decrease (as a result of declines in oil and gas prices or other factors), any future bank borrowings may be subject to mandatory prepayment.

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

                    The Company maintains an internal compliance program to monitor its compliance with environmental laws and employs an independent consulting firm to inspect its wellsites to determine whether the Company has any clean- up obligations. Aside from a site in California for which the Company has reserved $200,000, the Company is not aware of any other potential clean-up obligations which would have a material effect on its financial condition or results of operations.

                                   Inflation

                    The rate of inflation has had no significant effect on the Company's operations for some time.

____________________________

                        PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


                    Exhibit 27.1  Financial Data Schedule

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has only caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Sage Energy Company
                                               (Registrant)



Date:  November 15, 1995           By: /s/   Jesse Minor
                                      ----------------------------------
                                      Jesse Minor
                                      President



Date:  November 15, 1995           By: /s/   Stanley A. Paris, Jr.
                                      ----------------------------------
                                      Stanley A. Paris, Jr.
                                      Vice President-Finance
                                      Principal Accounting Officer

INDEX TO EXHIBITS



Exhibit
Number


27            Exhibit 27.1     Financial Data Schedule for Three months Ended
              September 30, 1995. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)