Form 10-Q
period 1995-12-31
SAGE ENERGY CO
filed 1996-02-14
CIK 216991

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended December 31, 1995 Commission File Number 1-7836

                              SAGE ENERGY COMPANY
--------------------------------------------------------------------------------

           DELAWARE                                       75-1542170
-----------------------------------          -----------------------------------
 (State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                            Number)


   10101 Reunion Place, Suite 800, San Antonio, Texas              78216-4158
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, include area code      (210) 340-2288
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

1,399 shares of $.01 par value common stock were outstanding at February 14, 1996.

                              SAGE ENERGY COMPANY



                                     INDEX



PART I.   FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                       -----------
Item 1.              Financial Statements

                     Balance Sheets -
                     December 31, 1995 (Unaudited)
                     and June 30, 1995                                        1-2

                     Statements of Income and
                     Retained Earnings - Six months and
                     three months ended December 31, 1995
                     and 1994 (Unaudited)                                     3

                     Statements of Cash Flow - Six months
                     ended December 31, 1995 and 1994
                     (Unaudited)                                              4

                     Notes to Financial Statements                            5-6

Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                               7-11

PART II       OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY                     12
              HOLDERS

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                12


Signatures                                                                    13

                              SAGE ENERGY COMPANY

                         10101 Reunion Place, Suite 800
                         San Antonio, Texas 78216-4158


--------------------------------------------------------------------------------




                                QUARTERLY REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                                   FORM 10-Q



--------------------------------------------------------------------------------



                                     PART I

                             FINANCIAL INFORMATION



--------------------------------------------------------------------------------

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)




                                                      December 31,           June 30,
                                                          1995                 1995
                                                      ------------          ----------
Assets

Current assets:

Cash and cash equivalents                              $    4,660           $    3,104
Accounts receivable:
     Trade                                                  3,649                1,827
     Oil and gas sales                                      4,817                4,156
Federal income tax receivable                                 445                  712
Inventories - well and production
     equipment, at cost                                     1,124                1,483
Prepaid expenses                                              220                  258
                                                       ----------           ----------
     Total current assets                                  14,915               11,540
                                                       ----------           ----------

Property, plant and equipment, at cost:
     Producing oil and gas properties
          (successful efforts method)                     117,678              118,504
     Undeveloped properties                                 4,463                4,044
     Drilling equipment                                     9,722                9,673
     Other                                                  4,278                4,350
                                                       ----------           ----------
                                                          136,141              136,571

     Less accumulated depreciation and
          depletion                                      (105,707)            (106,605)
                                                       ----------           ----------
                                                           30,434               29,966
                                                       ----------           ----------

Other assets, at cost, net of accumulated
     amortization                                             263                  285
                                                       ----------           ----------
                                                       $   45,612           $   41,791
                                                       ==========           ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)



                                                      December 31,           June 30,
                                                          1995                 1995
                                                      ------------          ----------
Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable, trade                                $    2,585           $    1,423
Accrued liabilities                                         4,916                3,665
State income taxes payable                                    232                  197
                                                       ----------           ----------
     Total current liabilities                              7,733                5,285

Bonds payable                                              18,030               18,530

Deferred income taxes                                       4,543                4,166
                                                       ----------           ----------

     Total liabilities                                     30,306               27,981
                                                       ----------           ----------

Stockholder's equity:
     Common stock, $.01 par value; authorized
          12,000 shares; issued 1,399 shares                 -                    -
     Additional paid-in capital                                14                   14
     Retained earnings                                     15,292               13,796
                                                       ----------           ----------
     Total stockholder's equity                            15,306               13,810

Contingent liabilities
                                                       ----------           ----------
                                                       $   45,612           $   41,791
                                                       ==========           ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                   Statements of Income and Retained Earnings
                (In Thousands, Except per Share and Share Data)


                                                 Six Months Ended       Three Months End
                                                    December 31,          December  31,
                                               --------------------   --------------------
                                                 1995       1994        1995       1994
                                               ---------  ---------   ---------  ---------
Revenues:
   Oil and gas sales                           $  11,911  $  13,400   $   6,117  $   5,713
   Contract drilling                                 987        818         618        291
   Interest and other income                         523        550         136        391
                                               ---------  ---------   ---------  ---------
      Total revenues                              13,421     14,768       6,871      6,395
                                               ---------  ---------   ---------  ---------

Costs and expenses:
   Oil and gas operations:
      Production taxes                               579        683         292        283
      Production costs                             3,628      3,436       1,742      1,613
      Nonproductive exploration
         and property abandonment costs              291        456          68        295
                                               ---------  ---------   ---------  ---------
                                                   4,498      4,575       2,102      2,191
   Contract drilling direct costs                    763        622         512        300
   Depreciation, depletion and
      amortization                                 3,332      4,269       1,592      2,086
   Geological and geophysical                        130        655          90        177
   General and administrative                      1,802      1,846       1,248      1,300
   Interest                                          780        790         386        395
                                               ---------  ---------   ---------  ---------
      Total costs and expenses                    11,305     12,757       5,930      6,449
                                               ---------  ---------   ---------  ---------

Income (loss) from operations before
  income taxes                                     2,116      2,011         941        (54)

Income tax expense (benefit):
   Federal - current                                 252        685         (13)      (180)
   State - current                                    32         89          17        (25)
   Deferred                                          377       (131)        296        138
                                               ---------  ---------   ---------  ---------
                                                     661        643         300        (67)
                                               ---------  ---------   ---------  ---------

Income before extraordinary item                   1,455      1,368         641         13

   Extraordinary item - debenture retirement
      (net of income taxes of $19)                    41       -             41       -
                                               ---------  ---------   ---------  ---------

Net income                                         1,496      1,368         682         13

Retained earnings:
   Beginning                                      13,796     12,868      14,610     14,223
      Dividend                                      -          (320)       -          (320)
                                               ---------  ---------   ---------  ---------

   Ending                                      $  15,292  $  13,916   $  15,292  $  13,916
                                               ---------  ---------   ---------  ---------

Income per common share before
   extraordinary item                          $   1,040  $     978   $     458  $       9

   Extraordinary item                                 29       -             29       -
                                               ---------  ---------   ---------  ---------

Net income per common share                    $   1,069  $     978   $     487  $       9
                                               =========  =========   =========  =========

Weighted average number of shares                  1,399      1,399       1,399      1,399
                                               =========  =========   =========  =========


                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                            Statements of Cash Flows
                                 (In Thousands)


                                                                      Six months ended
                                                                        December 31,
                                                                --------------------------
                                                                  1995              1994
                                                                --------          --------
Cash flows from operating activities:
   Net income                                                   $  1,496          $  1,368
                                                                --------          --------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Extraordinary item before income taxes                       59              -
         Depreciation, depletion and
            amortization                                           3,332             4,269
         Loss (gain)  on disposition of assets                      (651)                1
         Deferred income taxes                                       377              (131)

         Changes in current assets and
            liabilities:
            Accounts receivable                                   (2,483)              907
            Federal income tax receivable                            267            (1,344)
            Inventories                                              359              (136)
            Prepaid expenses                                          38              (146)
            Accounts payable                                       1,162             1,507
            Accrued liabilities                                    1,251               713
            State income taxes payable                                35                89
                                                                --------          --------
               Total adjustments                                   3,746             5,729
                                                                --------          --------

               Net cash provided by
                  operating activities                             5,242             7,097
                                                                --------          --------

Cash flows from investing activities:
   Proceeds from sales of assets                                   2,001               518
   Capital expenditures                                           (5,187)           (5,737)
                                                                --------          --------

               Net cash used in investing
                  activities                                      (3,186)           (5,219)
                                                                --------          --------

Cash flows from financing activities:
   Long-term debt retired                                           (500)              -
   Dividends                                                         -                (320)
                                                                --------          --------

               Net cash used in
                  financing activities                              (500)             (320)
                                                                --------          --------

Net increase  in cash and cash equivalents                         1,556             1,558

Cash and cash equivalents:
   Beginning of period                                             3,104             5,192
                                                                --------          --------

   End of period                                                $  4,660          $  6,750
                                                                ========          ========


                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


NOTE 1

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995, and the results of operations and cash flows for the six months then ended. The results of operations for the six- month period and three-month period ended December 31,1995 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning July 1,1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has not completed all of the complex analyses required to estimate the impact of the new statement, however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operation at the time in which it is adopted.

NOTE 3

The Second Amended and Restated Credit Agreement provides a revolving credit facility under which the Company may borrow from time to time through June 30, 1997 an amount referenced to the Company's "borrowing base," but not to exceed $3,000,000. The borrowing base is generally determined by the value of the company's oil and gas properties. As of December 31, 1995, there was no outstanding term loan and there were no borrowings outstanding with respect to the revolving credit facility.

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

NOTE 5

During the six-month period ended December 31, 1995, the Company sold all of its producing properties in the state of Oklahoma for an aggregate consideration of $925,000. The sale resulted in a gain of approximately $489,000 before income taxes which has been included in interest and other income in the accompanying statements of income.

NOTE 6

During the quarter ended December 31, 1994, the Company sold one of its drilling rigs for an aggregate consideration of $285,000. This sale resulted in a gain of approximately $197,000 before income tax effect. During the quarter ended December 31, 1995, the Company did not have any similar transactions.


NOTE 7

During the quarter ended December 31, 1995, the Company reacquired $500,000 in principal amount of debentures for an aggregate consideration of $431,250. the related gain is shown as an extraordinary item.


NOTE 8

The Company declared bonuses to four of its officers and directors of approximately $520,000 in December, 1995 and $400,000 in December 1994. The Company declared dividends of approximately $320,000 in December 1994.


NOTE 9

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial condition of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                               Financial Position
                      December 31, 1995 and June 30, 1995


                    The Company's current ratio was 1.93 to 1 at December 31, 1995 as compared to the June 30, 1995 current ratio of 2.18 to 1. Cash on hand at December 31, 1995 was $4,660,000 and $3,104,000 at June 30, 1995. There is
presently no outstanding indebtedness under the Company's Restated Credit Agreement with Texas Commerce Bank ("the Bank") (discussed under "Liquidity and Capital Resources").

                    During the quarter ended December 31, 1995, the Company used cash from operations to, among other things, drill and rework wells and acquire leases and related properties for drilling. Specifically, the Company spent approximately $2,243,000 for capital expenditures as described below.

                    The Company's net fixed assets increased slightly during the second quarter of fiscal 1995 primarily as a result of additions to the Company's producing oil and gas properties which resulted from drilling and recompletion work, and from acquisitions of leases. (See discussion under the heading "Liquidity and Capital Resources"). This increase was partially offset by depletion and depreciation charges of $1,592,000 and by write-offs of plugged and abandoned properties, non productive properties and expired leases of approximately $70,000. Only one of the Company's drilling rigs was active during the second quarter of fiscal 1996.

                    In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning July 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has not completed all of the complex analysis required to estimate the impact of the new Statement, however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the result of operations at the time in which it is adopted.


                             Results of Operations
           Three Months Ended December 31, 1995 and December 31, 1994

                    The Company's oil and gas revenues were slightly higher in the second quarter of fiscal 1996 than the prior comparable quarter primarily as a result of higher oil and gas prices.

                    Interest expense at December 31, 1995 decreased slightly as compared to the prior comparable quarter due to decreased debt. The Company reacquired and cancelled $500,000 in principal amount of its outstanding 8
1/2% Subordinated Debentures due 2005 (the "Debentures") during the quarter ended December 31, 1995 thus decreasing the aggregate annual interest expense attributable to the Debentures by $42,500. However, the Company may incur additional indebtedness under its revolving line of credit described below.

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

                    Expenses related to depreciation, depletion, and amortization costs decreased from the prior comparable quarter or a year ago primarily as a result of lower production and a lower depletable base along with increased reserves. Geological and geophysical costs decreased due to the Company's decreased exploration activities and 3-D seismic activities during the quarter.

                    The Company completed four (4) new producing wells as operator in the second quarter of fiscal 1996 and re-entered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                              Result of Operations
            Six Months Ended December 31, 1995 and December 31, 1994

                    A comparison of the Company's operations from the six-month periods ended December 31, 1995 and December 31, 1994 can generally be made on the same basis as the comparison of the three-month periods discussed above. The reasons for the operating income (loss) and the factors affecting profitability are generally the same, except for the following additional factor.

                    The Company's oil and gas revenues were lower during the first six months of fiscal 1996 than the prior comparable six month period (despite higher oil prices) primarily as a result of lower oil and gas production.


                        Liquidity and Capital Resources

                    The Company's long-term debt at December 31, 1995, consisted of its convertible Debentures which had an aggregate outstanding balance of $18,030,000. During the quarter ended December 31, 1995, the Company acquired and cancelled debentures with aggregate principal of $500,000 thus reducing its indebtedness by such amount. No sinking fund payments are currently required under the Debentures and, absent further acquisitions by the Company of Debentures, no sinking fund payments will be due until fiscal 1997. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of Debentures.

                    Effective May 9, 1995, the Company entered into an amendment to the Restated Credit Agreement with Texas Commerce Bank (the "Amendment"). The Amendment generally provides an extension of the Company's ability to borrow funds under the revolving credit facility (until June 30, 1997) (the "Termination Date"). The Amendment also decreased the amount that the Company may borrow down to $3,000,000 under the revolving credit facility. The Amendment does not contemplate additional term loans to the Company. On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. As of December 31, 1995, the Company had not drawn funds under the revolving credit facility.

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

                    The Company also recently announced the implementation of a program to use up to $2 million to repurchase certain of its outstanding Debentures in the open market or in privately negotiated transactions at prices and at times deemed suitable by management, (the "Program"). The Program may be terminated at any time by the Board of Directors. To date, Debentures with an aggregate principal amount of $500,000 have been repurchased under the Program. There can be no assurances that any additional purchases will be made.

                    For some time the Company has aggressively pursued exploration and development activities (particularly horizontal drilling activities) and incurred expenditures attendant thereto. At the time such expanded activities are undertaken, they may result in a short-term negative impact on capital resources and liquidity even if they are ultimately successful. In part, as a result of such activities the Company entered into the Restated Credit Agreement and in the past borrowed funds under the revolving credit facility. Although the funds have since been repaid, the Company anticipates that additional funds may be borrowed under the revolving credit facility for drilling or producing property acquisitions at a later date.

                    Absent additional acquisitions of producing properties, revenues can be expected to decline due to a decrease in production resulting from decreased drilling activities and the natural decline in the Austin Chalk Trend area where a majority of the Company's horizontal drilling takes place. Wells in the Austin Chalk Trend area have traditionally exhibited significant initial production followed by a more rapid decline than other areas. In addition, reservoir characteristics make extrapolating future production and revenues from wells in this area difficult. Production costs may also decline as a result of decreased production. Revenue will also decline in response to negative changes in oil and gas prices.

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

December 1995, the Company determined to pay bonuses to four of it's officers and directors aggregating $520,000.

                    The Company elected not to make a sinking fund payment in fiscal 1996 (which would ordinarily have been due at least one business day before October 15, 1995) for the purpose of setting aside funds to retire its outstanding Debentures. The Company is not required to make such payment, which would ordinarily be a sum in cash sufficient to retire by redemption $1,500,000 principal amount of the Debentures, because it reacquired and cancelled a sufficient number of Debentures to eliminate the sinking fund payment required on such date. As of December 31, 1995, the Company has reacquired and cancelled Debentures in the face amount of $11,970,000, which could, if the Company so elects, result in the deferral of sinking fund payments until 1997. $500,000 in principal amount of Debentures was reacquired in November 1995 for an aggregate consideration of $431,250.

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

--------------------

                           PART II  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             Pursuant to a unanimous written consent of the sole stockholder of Sage Energy Company dated December 5, 1995, Jesse Minor, Rex Amini, Michael Amini, Ronald Amini, Mark S. Solomon, and Harold Conrad were re- elected as members of the Board of Directors of Sage Energy Company.

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


                                             Sage Energy Company
                                             -------------------
                                                  (Registrant)



Date:  February 14, 1996           By:   /s/   Jesse Minor
                                      ----------------------------------
                                      Jesse Minor
                                      President



Date:  February 14, 1996           By:   /s/   Stanley A. Paris, Jr.
                                      ----------------------------------
                                      Stanley A. Paris, Jr.
                                      Vice President-Finance
                                      Principal Accounting Officer

                               INDEX TO EXHIBITS



Exhibit
Number
27.1          Exhibit 27.1     Financial Data Schedule for Six months Ended
              December 31, 1995.  (Pursuant to Item 601(c)(iv) of Regulation
              S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as
              amended.)