Form 10-Q
period 1996-03-31
SAGE ENERGY CO
filed 1996-05-15
CIK 216991

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1996                  Commission File Number 1-7836
                  --------------                                         ------

                             SAGE ENERGY COMPANY
- --------------------------------------------------------------------------------

        DELAWARE                                          75-1542170
- ------------------------------               -----------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
  incorporation or organization)                  Number)




 10101 Reunion Place, Suite 800, San Antonio, Texas                78216-4158
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


    Registrant's telephone number, include area code      (210) 340-2288
                                                     ---------------------------

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

1,399 shares of $.01 par value common stock were outstanding at May 15, 1996.

                           SAGE ENERGY COMPANY



                                  INDEX



PART I.   FINANCIAL INFORMATION                                   PAGE NUMBER
                                                                  -----------
Item 1.              Financial Statements

                     Balance Sheets -
                     March 31,1996 (Unaudited)
                     and June 30, 1995                                 1-2

                     Statements of Income and
                     Retained Earnings - Nine months and
                     three months ended March 31,1996
                     and 1995 (Unaudited)                                3
                     Statements of Cash Flow - Nine months
                     ended March 31,1996 and 1995
                     (Unaudited)                                         4

                     Notes to Financial Statements                     5-6

Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                        7-11

PART II       OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                          12


Signatures                                                              13

                             SAGE ENERGY COMPANY

                        10101 Reunion Place, Suite 800
                        San Antonio, Texas 78216-4158


- --------------------------------------------------------------------------------



                                QUARTERLY REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                                   FORM 10-Q



- --------------------------------------------------------------------------------



                                     PART I

                             FINANCIAL INFORMATION

                                    SAGE ENERGY COMPANY
                                       Balance Sheets
                             (In Thousands, Except Share Data)




                                                 March 31,       June 30,
                                                   1996            1995
                                                ----------       ---------
Assets

Current assets:

Cash and cash equivalents                       $    5,392      $    3,104
Accounts receivable:
     Trade                                           5,315           1,827
     Oil and gas sales                               6,363           4,156
Federal income tax receivable                          -               712
Inventories - well and production
     equipment, at cost                              1,334           1,483
Prepaid expenses                                       196             258
                                                ----------       ---------
     Total current assets                           18,600          11,540
                                                ----------       ---------

Property, plant and equipment, at cost:
     Producing oil and gas properties
          (successful efforts method)              119,316         118,504
     Undeveloped properties                          4,290           4,044
     Drilling equipment                              7,436           9,673
     Other                                           4,281           4,350
                                                ----------       ---------
                                                   135,323         136,571

     Less accumulated depreciation and
          depletion                               (105,356)       (106,605)
                                                ----------       ---------
                                                    29,967          29,966
                                                ----------       ---------

Other assets, at cost, net of accumulated
     amortization                                      255             285
                                                ----------       ---------
                                                $   48,822      $   41,791
                                                ==========      ==========

                      The accompanying notes are an integral part
                            of these financial statements.

                                    SAGE ENERGY COMPANY
                                       Balance Sheets
                             (In Thousands, Except Share Data)


                                                    March 31,       June 30,
                                                       1996           1995
                                                    ----------     -----------
Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable, trade                             $    1,897     $    1,423
Accrued liabilities                                      6,246          3,665
Federal income taxes payable                               517            -
State income taxes payable                                 359            197
                                                    ----------     -----------
     Total current liabilities                           9,019          5,285

Bonds payable                                           18,030         18,530

Deferred income taxes                                    4,386          4,166
                                                    ----------     -----------

     Total liabilities                                  31,435         27,981
                                                    ----------     -----------

Stockholder's equity:
     Common stock, $.01 par value; authorized
          12,000 shares; issued 1,399 shares                 -              -
     Additional paid-in capital                             14             14
     Retained earnings                                  17,373         13,796
                                                    ----------     -----------
     Total stockholder's equity                         17,387         13,810

Contingent liabilities
                                                    ----------     -----------
                                                    $   48,822     $   41,791
                                                    ==========     ===========



                      The accompanying notes are an integral part
                            of these financial statements.

                             SAGE ENERGY COMPANY
                  Statements of Income and Retained Earnings
               (In Thousands, Except per Share and Share Data)



                                                Nine  Months Ended    Three  Months Ended
                                                     March 31,             March 31,
                                               -------------------------------------------
                                                  1996       1995        1996       1995
                                               ---------  ---------   ---------  ---------
Revenues:
   Oil and gas sales                           $  19,277  $  19,271   $   7,366  $   5,871
   Contract drilling                               1,406      1,340         419        522
   Interest and other income                       1,151      1,541         628        991
                                               ---------  ---------   ---------  ---------
      Total revenues                              21,834     22,152       8,413      7,384
                                               ---------  ---------   ---------  ---------

Costs and expenses:
   Oil and gas operations:
      Production taxes                               936        977         357        294
      Production costs                             5,343      4,995       1,715      1,559
      Nonproductive exploration
         and property abandonment costs              378      1,684          87      1,228
                                               ---------  ---------   ---------  ---------
                                                   6,657      7,656       2,159      3,081
   Contract drilling direct costs                  1,091      1,038         328        416
   Depreciation, depletion and
      amortization                                 5,169      6,218       1,837      1,949
   Geological and geophysical                        209      1,206          79        551
   General and administrative                      2,417      2,483         615        637
   Interest                                        1,164      1,184         384        394
                                               ---------  ---------   ---------  ---------
      Total costs and expenses                    16,707     19,785       5,402      7,028
                                               ---------  ---------   ---------  ---------

Income from operations before income taxes         5,127      2,367       3,011        356

Income tax expense (benefit):
   Federal - current                               1,269      1,798       1,017      1,113
   State - current                                   102        238          70        149
   Deferred                                          220     (1,201)       (157)    (1,070)
                                               ---------  ---------   ---------  ---------
                                                   1,591        835         930        192
                                               ---------  ---------   ---------  ---------

Income before extraordinary item                   3,536      1,532       2,081        164

   Extraordinary item - debenture retirement
      (net of income taxes of $19)                    41       -           -          -
                                               ---------  ---------   ---------  ---------

Net income                                         3,577      1,532       2,081        164

Retained earnings:
   Beginning                                      13,796     12,868      15,292     13,916
      Dividend                                      -          (320)       -          -
                                               ---------  ---------   ---------  ---------

   Ending                                      $  17,373  $  14,080   $  17,373  $  14,080
                                               =========  =========   =========  =========

Income per common share before
   extraordinary item                          $   2,528  $   1,095   $   1,487  $     117

   Extraordinary item                                 29       -           -          -
                                               ---------  ---------   ---------  ---------

Net income per common share                    $   2,557  $   1,095   $   1,487  $     117
                                               =========  =========   =========  =========

Weighted average number of shares                  1,399      1,399       1,399      1,399
                                               =========  =========   =========  =========


                 The accommpanying notes are an integral part
                        of these financial statements.

                             SAGE ENERGY COMPANY
                          Statements of Cash Flows
                               (In Thousands)




                                                            Nine months ended
                                                                 March 31,
                                                          ---------------------
                                                              1996         1995
                                                              ----         ----
Cash flows from operating activities:
   Net income                                             $  3,577     $  1,532
                                                          --------     --------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Extraordinary item before income taxes                 60         -
         Depreciation, depletion and
            amortization                                     5,169        6,218
         Loss (gain)  on disposition of assets              (1,069)         211
         Deferred income taxes                                 220       (1,201)

         Changes in current assets and
            liabilities:
            Accounts receivable                             (5,695)         996
            Federal income tax receivable                      712         (231)
            Inventories                                        149         (236)
            Prepaid expenses                                    62          (93)
            Accounts payable                                   474         (660)
            Accrued liabilities                              2,581          117
            Federal income taxes payable                       517          -
            State income taxes payable                         162          238
                                                          --------     --------
               Total adjustments                             3,342        5,359
                                                          --------     --------

               Net cash provided by
                  operating activities                       6,919        6,891
                                                          --------     --------

Cash flows from investing activities:
   Proceeds from sales of assets                             3,125        2,153
   Capital expenditures                                     (7,256)      (7,488)
                                                          --------     --------

               Net cash used in investing
                  activities                                (4,131)      (5,335)
                                                          --------     --------

Cash flows from financing activities:
   Long-term debt retired                                     (500)         -
   Dividends                                                   -           (320)
                                                          --------     --------

               Net cash used in
                  financing activities                        (500)        (320)
                                                          --------     --------

Net increase  in cash and cash equivalents                   2,288        1,236

Cash and cash equivalents:
   Beginning of period                                       3,104        5,192
                                                          --------     --------

   End of period                                          $  5,392     $  6,428
                                                          ========     ========


                 The accompanying notes are an integral part
                        of these financial statements.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31,1996, and the results of operations and cash flows for the nine months then ended. The results of operations for the nine- month period and three-month period ended March 31,1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 3

Related party accounts receivable at the quarter ended March 31, 1996 were approximately $2,100,000. These receivables are unsecured and arise from normal operations of oil and gas properties.

NOTE 4

The Second Amended and Restated Credit Agreement provides a revolving credit facility under which the Company may borrow from time to time through June 30, 1997 an amount referenced to the Company's "borrowing base," but not to exceed $3,000,000. The borrowing base is generally determined by the value of the company's oil and gas properties. As of March 31, 1996 and 1995, there was no outstanding term loan and there were no borrowings outstanding with respect to the revolving credit facility.

NOTE 5

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

NOTE 6

During the nine-month period ended March 31, 1996, the Company sold all of its producing properties in the state of Oklahoma for an aggregate consideration of $925,000. The sale resulted in a gain of approximately $489,000 before income taxes which has been included in interest and other income in the accompanying statements of income.

NOTE 7

During the nine-month period ended March 31, 1995, the Company sold nine of its drilling rigs for an aggregate consideration of approximately $1,760,000. This sale resulted in a gain of approximately $1,059,000 before income tax effect. During the quarter ended March 31, 1996, the Company sold three of its drilling rigs for an aggregate consideration of approximately $610,000. This sale resulted in a gain of approximately $447,000 before income tax effect.

NOTE 8

During the nine-month period ended March 31, 1996, the Company reacquired $500,000 in principal amount of debentures for an aggregate consideration of $431,250. The related gain is shown as an extraordinary item.

NOTE 9

The Company declared bonuses to four of its officers and directors of approximately $520,000 in December, 1995 and $400,000 in December 1994. The Company declared dividends of approximately $320,000 in December 1994.

NOTE 10

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial condition of the Company.

NOTE 11

Subsequent to March 31, 1996, the Company sold all of its servicing units and related equipment and automobiles. This sale will result in a gain of approximately $690,000 before income tax effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                               Financial Position
                         March 31,1996 and June 30,1995


         The Company's current ratio was 2.06 to 1 at March 31,1996 as compared to the June 30, 1995 current ratio of 2.18 to 1. Cash on hand at March 31,1996 was $5,392,000 and $3,104,000 at June 30, 1995. There is presently no outstanding indebtedness under the Company's Restated Credit Agreement with Texas Commerce Bank ("the Bank") (discussed under "Liquidity and Capital Resources").

         During the quarter ended March 31,1996, the Company used cash from operations to, among other things, drill and rework wells and acquire leases and related properties for drilling. Specifically, the Company spent approximately $2,069,000 for capital expenditures as described below.

         Trade receivables increased by approximately $3,488,000 primarily as a result of the receivables resulting from the sale of rigs in March of 1996 (as discussed in Results of Operations below) and increased receivables from four of the Company's Officers and Directors of approximately $1,590,000 attributable to their participation in certain wells drilled by the Company.

         The Company's net fixed assets increased slightly during the third quarter of fiscal 1996 primarily as a result of additions of approximately $2,036,000 to the Company's producing oil and gas properties which resulted from drilling and recompletion work, and from acquisitions of leases. (See discussion under the heading "Liquidity and Capital Resources"). This increase was basically offset by depletion and depreciation charges of $1,837,000, disposition of three (3) drilling rigs with an approximate net book value of $163,000 and by write-offs of plugged and abandoned properties, non-productive properties and expired leases of approximately $87,000. Only one of the Company's drilling rigs was active during the third quarter of fiscal 1996.

         In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning July 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has not completed all of the complex analysis required to estimate the impact of the new Statement, however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of operations at the time in which it is adopted.


                             Results of Operations
              Three Months Ended March 31, 1996 and March 31, 1995

         The Company's oil and gas revenues were higher in the third quarter of fiscal 1996 than the prior comparable quarter a year ago primarily as a result of higher oil and gas prices. Oil and gas prices averaged $18.86 per barrel and $2.16 per MCF in the current quarter versus $17.36 per barrel and $1.54 per MCF in the comparable quarter a year ago.

         The Company sold three of its drilling rigs at auction in March 1996 for a net consideration of approximately $610,000. Such sale produced a gain before taxes of approximately $447,000. During the comparable quarter a year ago, the Company sold eight of its drilling rigs for approximately $1,475,000 generating a gain before taxes of approximately $862,000. The Company now owns four (4) rigs and has no current plans for future rig sales. Non productive exploration and property abandonment costs decreased due to decreased dry hole costs and plugged and abandoned wells.

         Interest expense at March 31, 1996 decreased slightly as compared to the prior comparable quarter due to decreased debt. The Company reacquired and cancelled $500,000 in principal amount of its outstanding 8 1/2% Subordinated Debentures due 2005 (the "Debentures") during the quarter ended December 31, 1995 thus decreasing the aggregate annual interest expense attributable to the Debentures by $42,500. However, the Company may incur additional indebtedness under its revolving line of credit described below.

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

         The Company completed four (4) new producing wells as operator in the third quarter of fiscal 1996 and re-entered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                             Results of Operations
              Nine Months Ended March 31, 1996 and March 31, 1995

         A comparison of the Company's operations for the nine-month periods ended March 31, 1996 and March 31, 1995 can generally be made on the same basis as the comparison of the three-month periods discussed above. The reasons for the operating income and the factors affecting profitability are generally the same except that expenses related to depreciation, depletion, and amortization costs decreased from the prior comparable nine-month period a year ago primarily as a result of lower production and a lower depletable base along with increased reserves.

                        Liquidity and Capital Resources

         The Company's long-term debt at March 31,1996, consisted of its convertible Debentures which had an aggregate outstanding balance of $18,030,000. During the quarter ended December 31, 1995, the Company acquired and cancelled debentures with aggregate principal of $500,000 thus reducing its indebtedness by such amount. No sinking fund payments are currently required under the Debentures and, absent further acquisitions by the Company of Debentures, no sinking fund payments will be due until calendar year 1997. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of Debentures.

         Under the Company's Restated Credit Agreement with Texas Commerce Bank, as amended, Company may borrow up to $3,000,000 under the revolving credit facility until June 30, 1997 (the "Termination Date"). On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. As of March 31, 1996, the Company had not drawn funds under the revolving credit facility.

         Management of the Company deems it important to acquire additional properties with longer life reserves at suitable prices, however, the Company also on a routine basis considers sales of properties and other assets at appropriate prices. The proceeds from any such sales could be used for a variety of purposes, including property acquisitions, acquisitions of outstanding Debentures, and repayment of bank debt, if any.

         The Company also recently announced the cancellation of a program to use up to $2 million to repurchase certain of its outstanding Debentures in the open market or in privately negotiated transactions at prices and at times deemed suitable by management (the "Program"). Debentures with an aggregate principal amount of $500,000 were repurchased under the Program.

         In March 1996 the Company sold at auction three of its drilling rigs for approximately $610,000. In May 1996, the Company sold its six well servicing units and related vehicles. The Company will now contract out all of its well service needs.

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

         The Company elected not to make a sinking fund payment in fiscal 1996 (which would ordinarily have been due at least one business day before October 15, 1995) for the purpose of setting aside funds to retire its outstanding Debentures. The Company is not required to make such payment, which would ordinarily be a sum in cash sufficient to retire by redemption $1,500,000 principal amount of the Debentures, because it reacquired and cancelled a sufficient number of Debentures to eliminate the sinking fund payment required on such date. As of March 31, 1996, the Company has reacquired and cancelled Debentures in the face amount of $11,970,000, which could, if the Company so elects, result in the deferral of sinking fund payments until 1997. $500,000 in principal amount of Debentures was reacquired in November 1995 for an aggregate consideration of $431,250.

         Liquidity is heavily affected by oil and gas prices. The Company cannot predict with accuracy the volatility or parameters of future oil or gas prices. Further, should the value of the Company's assets decrease (as a result of declines in oil and gas prices or other factors), any future bank borrowings may be subject to mandatory prepayment.

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

- ------------------------------

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


                                               Sage Energy Company
                                               -------------------
                                                  (Registrant)


Date:  May 15, 1996                     By:       /s/ Jesse Minor
                                            ---------------------------------
                                            Jesse Minor
                                            President



Date:  May 15, 1996                     By:      /s/ Stanley A. Paris, Jr.
                                            ---------------------------------
                                            Stanley A. Paris, Jr.
                                            Vice President-Finance
                                            Principal Accounting Officer

                               INDEX TO EXHIBITS



Exhibit
Number


27.1          Exhibit 27.1     Financial Data Schedule for Nine months Ended
              March 31, 1996. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)