Form 10-K405
period 1996-06-30
SAGE ENERGY CO
filed 1996-09-30
CIK 216991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        FISCAL YEAR ENDED JUNE 30, 1996
                         Commission File Number 1-7836

            (_)TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ENDED __________

                              SAGE ENERGY COMPANY
             (Exact name of registrant as specified in its charter)


                 Delaware                                      75-1542170
     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                       identification no.)
      10101 Reunion Place, Suite 800
            San Antonio, Texas                                    78216
 (Address of principal executive office)                       (Zip Code)


       Registrant's telephone number, including area code (210) 340-2288

          Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
                Title of each class                       on which registered
                -------------------                       -------------------

8 1/2% Convertible Subordinated Debentures Due 2005      American Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:


                                      None
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                    Yes (X)  No (_)

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitve proxy or information statement's incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K {X}

No voting stock was held by nonaffiliates of the Registrant as of September 30, 1996.

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the close of the period covered by this report.


            Class                                  Outstanding at June 30, 1996
            -----                                  ----------------------------
 Common Stock ($.01 par value)                                 1,399



================================================================================

                              SAGE ENERGY COMPANY

                        ANNUAL REPORT (S.E.C. Form 10-K)

                                     INDEX


                          Item Number and Description

                                     PART I

Page
- ----
Item  1.     Business................................................         1
Item  2.     Properties..............................................         7
Item  3.     Legal Proceedings.......................................        12
Item  4.     Submission of Matters to a Vote of Security Holders.....        12

                                    PART II

Item  5.     Market for the Registrant's Common Equity and Related
             Stockholder Matters.....................................        12
Item  6.     Selected Financial Data.................................        14
Item  7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................        15
Item  8.     Financial Statements and Supplementary Data.............        23
Item  9.     Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.....................        43

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant......        43
Item 11.     Executive Compensation..................................        44
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management..........................................        47
Item 13.     Certain Relationships and Related Transactions..........        47

                            PART IV and SIGNATURES

Item 14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.............................................        48

SIGNATURES........................................................           50

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

      The Company's activities are primarily undertaken in Texas, although it also conducts operations in other states. In Texas, the Company's activities are in the Permian Basin of West Texas, the Austin Chalk Trend of South Texas, and in the Gulf Coast region. The Company also has horizontal activities in the Giddings Austin Chalk area. The Company owns interests in Southeastern New Mexico and holds some undeveloped acreage in North Dakota, South Dakota and Louisiana.

      The Company formerly conducted a contract drilling business through Sterling Drilling Company, now a division of the Company, and presently owns four oil and gas drilling rigs (after selling three in fiscal 1996) with depth capabilities ranging from 9,000 to 14,500 feet. Three of these rigs were previously employed in exploratory and development drilling for both the Company's own operations and for unaffiliated customers. Additionally, in May 1996 the Company sold its six service rigs used for completion and remedial work. As of June 30, 1996, all but one of the Company's drilling rigs were deactivated.

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

                                            Years Ended June 30,
                                   -------------------------------------
                                     1996         1995          1994
                                     ----         ----          ----
 Oil and Gas Production
  Revenues......................   $27,815,000  $25,675,000  $30,089,000

  Operating profit .............     9,936,000    6,483,000    7,337,000

  Identifiable assets...........    39,383,000   34,124,000   34,694,000

 Contract Drilling
  Revenues......................     2,723,000    2,450,000    3,169,000

  Intersegment sales............       887,000      818,000    1,327,000

  Operating profit .............       432,000      179,000      712,000

  Identifiable assets...........     1,331,000    2,148,000    1,846,000


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

                                    Oil

      For several years, oil prices have been volatile. During fiscal 1996 oil prices increased over the prior fiscal year. The Company cannot predict future price levels.

      Substantially all of the Company's crude oil and condensate production is sold at monthly posted prices to a variety of purchasers under arrangements which are typical and customary in the oil industry. The Company disburses revenues on a major portion of the crude oil it sells, which the Company believes enables it to contract with various purchasers at a higher negotiated price. Such arrangements are generally for short primary terms of less than 3-6 months and month-to-month thereafter as the Company believes that short contract time periods enable the Company to negotiate a higher price for its crude oil production. Under these arrangements, the Company has been able to obtain price premiums from purchasers and has flexibility to switch purchasers if it so desires. Approximately 59% of the Company's proved reserves at June 30, 1996 consisted of crude oil. In addition, approximately 66% of the Company's oil and gas revenues resulted from the production and sale of crude oil in fiscal 1996. Consequently, the financial results of the Company are influenced to a greater degree by crude oil prices than those for natural gas.

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

                                   Employees

      As of June 30, 1996, the Company employed 78 full-time employees, including 4 petroleum engineers, 5 geologists, 4 landmen, 1 attorney, 4 accountants, 1 drilling and 7 production superintendents, and 34 field and 18 administrative personnel. The Company believes its relations with its employees are excellent. No Company employees are covered by union contracts.

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

      The Company substantially decreased its contract drilling operations in 1988 and subsequently moved substantially all of its drilling equipment to Company-owned yards in West Texas. In the last six (6) months of fiscal 1993 the Company began contract drilling operations and continued these operations in fiscal 1994, 1995 and 1996 with one drilling rig. If the Company were to significantly reenter the contract drilling business, its principal market would likely be the Permian Basin of West Texas and Southeastern New Mexico. This market is highly fragmented and extremely competitive.

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

                              Principal Customers

      The following table sets forth certain information with respect to the Company's customers whose purchases of goods and services during fiscal 1996 exceeded 10% of revenues.

                                                                  Sales as a
                                    Type of                       Percent of
                                   Service or     Relationship       Total
Name of Customer                  Product Sold     to Company       Revenue
- ----------------                  ------------     -----------      -------
Scurlock Permian Oil Company....  Crude Oil            None          47.28%
Aquila Southwest Pipeline.......  Natural Gas          None          12.04%


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

Item 2. Properties.
                             Drilling Results

      The following tables set forth the results (by number of wells) of Sage's exploratory and development drilling (where the Company acted as operator) for the periods indicated. In fiscal 1996, the Company had additional nonoperating working interests in twelve (12) wells which are not noted below and three (3) of which were dry. Due to the unpredictability of oil and gas exploration and development, such results may not be indicative of the results which may be achieved in the future.

                               EXPLORATORY WELLS*

                              Oil         Gas           Dry          Total
                              ---         ---           ---          -----
                         Gross   Net   Gross Net    Gross  Net    Gross   Net
                         -----   ---   ----- ---    -----  ---    -----   ---
Year ended June 30,
      1992.............    --     --     --   --       1    .75     1     .75
      1993.............    --     --     --   --       1   1.00     1    1.00
      1994.............    --     --     --   --       4   2.05     4    2.05
      1995.............     3    1.50    3   1.50      2   1.50     8    4.50
      1996.............     3    1.43    --   --       1    .57     4    2.00

                               DEVELOPMENT WELLS*

                              Oil         Gas           Dry          Total
                              ---         ---           ---          -----
                         Gross   Net   Gross Net    Gross  Net    Gross   Net
                         -----   ---   ----- ---    -----  ---    -----   ---
Year ended June 30,
      1992.............    23   16.74    --   --      --    --       23   16.74
      1993.............    20   13.92    --   --      --    --       20   13.92
      1994.............    15    9.86     1  .46      --    --       16   10.32
      1995.............    10    6.29    --   --      --    --       10    6.29
      1996.............    15    7.71     1  .40       1   .50       17    8.61

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

      As of June 30, 1996, there was one (1) gross (.80 net) developmental well in the drilling stage.


- ------------------------------

* "Gross Wells" refers to the total wells in which Sage has a working interest. "Net Wells" refers to the percentage of working interest owned by Sage in the gross wells.

                            Oil and Gas Reserves

    The total proved oil reserves of the Company increased during the fiscal year ended June 30, 1996 due in large part to new discoveries and extensions. This increase, along with revisions of previous estimates, was offset somewhat by production during the year. New gas discoveries and extensions and revisions of previous estimates were not sufficient to offset gas production and sales of minerals-in-place. Proved oil and gas reserves of the Company (all of which are located in New Mexico, South Dakota, and Texas) have been estimated as of June 30, 1994, 1995 and 1996 by the Company. The estimates of oil and gas reserves for each of the fiscal years have been based on the most recently available oil and gas prices for such year.


              ESTIMATED PROVED DEVELOPED AND UNDEVELOPED RESERVES

                                              Year Ended                      Year Ended                 Year Ended
                                             June 30, 1996                   June 30, 1995              June 30, 1994
                                             -------------                   -------------              -------------
                                       Net oil,                         Net Oil,                    Net Oil,
                                     Condensate                       Condensate                   Condensate
                                     and Natural         Net          and Natural          Net     and Natural        Net
                                     Gas Liquids         Gas          Gas Liquids          Gas     Gas Liquids        Gas
                                       (Mbbls)          (Mmcf)          (Mbbls)           (MMcf)      (Mbbls)        (MMcf)
                                        -----           ------           ------           ------       ------        ------
Total proved reserves
 developed and
 undeveloped:
  Beginning of period..                 6,178           32,132            5,325           30,280        5,966        29,055

 Revisions of previous
  estimates............                   377            2,353             (258)           2,807          (86)        4,388

 Purchases of minerals-
  in-place.............                   -                -              1,391            2,400           -            -

 New discoveries and
  extensions...........                   847            2,681              723            1,970          687         2,273

 Production............                  (994)          (5,037)          (1,003)          (5,325)      (1,242)       (5,436)

 Sales of minerals-in-
  place................                    (7)          (4,689)              -                -             -
                                        -----           ------           ------           ------       ------        ------

 End of period.........                 6,401           27,440            6,178           32,132        5,325        30,280
                                        =====           ======           ======           ======       ======        ======


 Proved developed
  reserves:
 Beginning of period...                 3,640           25,273            3,465           23,572        3,428        19,739
                                        =====           ======           ======           ======       ======        ======

 End of period.........                 4,000           23,250            3,640           25,273        3,465        23,572
                                        =====           ======           ======           ======       ======        ======


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

                      Discounted Net Future Cash Flows for
                        Fiscal Year Ended June 30, 1996

     The discounted net future cash flows are based on estimated oil and gas reserves as calculated by management's reserve study. The reserve study contains imprecise estimates of quantities and rates of production of reserves. Therefore, the standardized measure of discounted future net cash flows is not necessarily reflective of the fair value of the Company's proved oil and gas properties.

                                           Year Ended June 30, 1996
                                           ------------------------
                                                (In Thousands)
     Estimated cash flows                          $187,135
     Less:
         Related estimated future
           development and production
           costs                                    (71,509)
         Estimated income taxes                     (35,091)
                                                   --------
             Estimated net cash flows                80,535
     Discount to reduce estimated
         net cash flows to present
         value                                      (26,609)
                                                   --------
     Discounted present value of
         estimated net cash flows                  $ 53,926
                                                   ========


     In computing the above future net revenues from proved reserves attributable to the Company's interest, prices were based on the most recently available average oil and gas prices received by lease for such year.

     Operating expense information was based on the twelve-month period ended
May 31, 1996.   These operating expenses, including direct expenses and
indirect overhead expenses, were held constant for the life of the properties. Neither salvage values of the producing facilities, nor the cost of abandoning the properties were included in the estimates. Severance and ad valorem taxes were deducted in the lease reserves and economic projections at actual percentage rates charged the previous year or standard state rates. Investments for recompletions and undeveloped locations were included where applicable. No deduction has been made for depletion or depreciation. In addition, indirect costs such as general corporate overhead have not been considered.

     In making these estimates, the Company utilized internal records for property identification, working and revenue interests, ad valorem and severance tax rates and operating expenses as compiled by the Company.

                               Production Volumes

     The following table sets forth the oil and gas production of the Company for the periods indicated.

                                        Years Ended June 30,
                                        --------------------

                        1996        1995        1994        1993       1992
                       ------      ------      ------      ------     ------
Oil, Bbls....          993,838   1,003,074   1,242,037   1,517,890  1,533,780
Gas, Mcf.....        5,037,305   5,325,469   5,436,173   6,305,158  4,780,999

     The Company's average sales prices during the fiscal years ended June 30, 1994, 1995, and 1996 were $15.49, $17.22 and $18.48 per barrel of oil and
$2.11, $1.69 and $2.03 per Mcf of gas, respectively. The average prices for the Company's oil and gas sales for the month of June 1996 were $19.88 per barrel of oil and $2.51 per Mcf of gas. At June 27, 1996, the posted price for West Texas Intermediate crude oil was $19.50 per barrel. The range of natural gas prices received by the Company for the month of June 1996 was $.53 to $5.30 per Mcf. The average sales prices per barrel of oil referred to herein do not reflect the effect of payments made or received under the Company's commodity floor agreement which was in effect for the last three months of the fiscal year ended June 30, 1994 and first six months of the fiscal year ended June 30, 1995.

     The average recurring production costs per barrel equivalent (gas production is converted to barrel equivalents at 6 Mcf per barrel of oil) for the fiscal years ended June 30, 1994, 1995 and 1996 were $2.86, $2.78 and $3.23 respectively.

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

                      Producing Wells          Developed       Undeveloped
                      ---------------          ---------       -----------
                      Oil          Gas          Acreage          Acreage
                      ---          ---          -------          -------
                Gross   Net   Gross  Net    Gross    Net     Gross     Net
                -----   ---   -----  ---    -----    ---     -----     ---
As of June 30,
1992..........   578   449.98   51  46.06   58,496  48,344   53,969   44,491
1993..........   248   181.28   47  41.75   54,399  43,718   53,099   44,883
1994..........   214   152.05   45  36.46   54,807  43,400   60,072   43,463
1995..........   293   186.22   47  39.10   57,215  44,897  211,566  124,887
1996..........   282   189.72   22  15.15   46,973  34,202  201,200  142,785


     The following table sets forth the Company's gross and net developed and undeveloped oil and gas acreage by state as of June 30, 1996. "Gross" refers to the total number of acres in which the Company owns an interest and "net" refers to the sum of the fractional interests it owns in the acres.

                           Developed         Undeveloped
                            Acreage            Acreage             Total
                            -------            -------             -----
                        Gross      Net      Gross     Net     Gross     Net
                        Acres     Acres     Acres    Acres    Acres    Acres
                        -----     -----     -----    -----    -----    -----
New Mexico...........   3,683      2,727       800       365   4,483     3,092
Louisiana............     -          -         987       949     987       949
Texas
  Permian Basin......   6,396      4,243    34,707    24,557   41,103   28,800
  South Texas........  36,574     26,947    47,071    32,857   83,645   59,804

North Dakota.........     -          -      70,204    49,214   70,204   49,214
South Dakota.........     320        285    47,437    34,843   47,757   35,128
                       ------     ------   -------   -------  -------  -------

Total................  46,973     34,202   201,206   142,785  248,179  176,987
                       ======     ======   =======   =======  =======  =======


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

Drilling Rigs

      The Company currently owns four drilling rigs. During fiscal 1995 the Company sold nine of its rigs and purchased two additional rigs. In fiscal 1996 the Company sold three additional rigs. Because of decreased activity in the contract drilling business, as of June 30, 1996, all but one of the rigs, (Rig 15), have been withdrawn from immediate availability to outside parties and stacked in the Company's equipment yards in West Texas. Rig 15 has been retrofitted to drill horizontal wells and is presently drilling in the Austin Chalk Area of South Texas. The following table sets forth certain information with respect to all of the Company's drilling rigs as of year end.

              Rig #         Draw Works           Depth Capacity
              -----         ----------           --------------
             Rig  3        National 370              9,000'
             Rig 15        Brewster N-75            14,500'
             Rig 18        National 610             13,000'
             Rig 22        National 610             13,000'

      The Company also sold its six service rigs used for completion and remedial work in May 1996 and now contracts for this work.

Item 3. Legal Proceedings.

      On June 30, 1996 and thereafter through the date of this report on Form 10K, the Company was not a party to, nor were its assets subject to any material pending legal proceedings (other than ordinary and routine litigation incidental to its business).

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the sole shareholder of the Company during the fourth quarter of fiscal year ended June 30, 1996.



                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

                          Description of Common Stock

      The authorized capital stock of the Company consists of 12,000 shares of Common Stock, $.01 par value, of which 1,399 shares were outstanding on June 30, 1996. Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. Cumulative voting for election of directors is not permitted; therefore, the holders of a majority of shares of Common Stock are able to elect all of the directors. The Common Stock carries no preemptive rights and is not convertible, redeemable or assessable. The holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore. Presently, all of such shares are held of record by Sage Acquisition Company. The Company presently acts as transfer agent for the common stock.

                                   Dividends

      The Company may consider the payment of cash dividends (in accordance with applicable law and upon obtaining any necessary consents under its credit
facility) in the future.   The payment of such dividends, if any,  will be
determined by the Company as general business conditions, the development of the Company's business, the financial condition of the Company and other factors may warrant. The Company paid cash dividends to its sole shareholder of $320,000 in each of fiscal 1994 and fiscal 1995.

                      Convertible Subordinated Debentures

      On October 21, 1980, the Company issued $30,000,000 of 8 1/2% convertible subordinated debentures (the "Debentures"), of which $18,030,000 is outstanding at June 30, 1996. The Debentures are convertible into cash at the rate of $260 per $1,000 face value of the Debentures.

      The Debentures are traded on the American Stock Exchange under the symbol "SAG.A." The following table sets forth the range of the high and low sales prices for each quarterly period during the last two fiscal years:

                                                      Sales
                                                      -----
                                               High            Low
                                               ----            ---
  Quarter Ended:
                September 30, 1994.........     80              74
                December 31, 1994..........     82              74 1/4
                March 31, 1995.............     82              78 1/4
                June 30, 1995..............     84 1/2          80 1/2
                September 30, 1995.........     86              82 1/2
                December 31, 1995..........     85 3/4          83
                March 31, 1996.............     87              85
                June 30, 1996..............     90              85 1/4

      The transfer agent for the Debentures is Texas Commerce Bank - National Association. On June 30, 1996, there were approximately 108 holders of record of the outstanding Debentures.

Item 6.  Selected Financial Data.

                                         SAGE ENERGY COMPANY
                                 (In thousands Except Per Share Data)
                                         Years Ended June 30,
                         ---------------------------------------------------
                          1996        1995      1994      1993      1992
                         ---------------------------------------------------
Revenues                   $31,536   $ 28,803   $32,342  $ 43,399  $ 36,896

Income before extra-
ordinary item and
cumulative effect of
change in accounting       $ 4,385   $  1,248   $   870  $  6,735  $  2,868

Net income                 $ 4,426   $  1,248   $ 5,261  $  6,735  $  2,868

Net cash provided by
operating activities       $13,546   $  9,241   $14,010  $ 21,917  $ 15,364

Net cash used in
investing activities       $(8,184)  $(10,959)  $(9,804) $ (4,539) $(16,839)

Net cash used in
financing activities       $  (500)  $   (370)  $(5,137) $(12,994) $ (2,575)

Income before extra-
ordinary item and
cumulative effect of
change in accounting
per common share           $ 3,134   $    892   $   622  $  4,814  $  2,050

Net income per
common share               $ 3,163   $    892   $ 3,761  $  4,814  $  2,050


      In fiscal 1994, the Company recorded an extraordinary item for the purchase and retirement of Debentures and a cumulative effect of change in accounting for the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" of approximately $4,250,000. These items are more fully described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In fiscal 1994, the Company purchased and retired $1,234,000 face amount of the Debentures which resulted in an extraordinary gain net of income taxes of $141,000. In fiscal 1996, the Company purchased and retired $500,000 face amount of the Debentures which resulted in an extraordinary gain net of income taxes of $41,000.

___________________________________________________________________

                                    Selected Balance Sheet Data

                                            June 30,
                        -----------------------------------------------
                          1996      1995     1994      1993      1992
                        -----------------------------------------------
Current assets          $19,787   $11,540   $13,855   $16,675   $13,344

Current liabilities     $10,086   $ 5,285   $ 6,761   $12,491   $15,600

Working capital         $ 9,701   $ 6,254   $ 7,094   $ 4,184   $(2,256)
(deficit)

Total assets            $50,175   $41,791   $43,486   $49,632   $56,373

Bonds payable           $18,030   $18,530   $18,580   $19,814   $19,814

Long-term debt, net of
current portion         $  -      $  -      $   -     $    -    $ 7,375

Stockholder's equity    $18,236   $13,810   $12,882   $ 7,941   $ 3,158


      The Company has paid cash dividends of $1,800,000, $500,000, $320,000 and $320,000 in fiscal years June 30, 1991, 1992, 1994 and 1995 respectively. The Company paid no cash dividends in the fiscal year ended June 30, 1996.


Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations.

                               Financial Position

      Fiscal Year Ended June 30, 1996 and Fiscal Year Ended June 30, 1995

      The Company's current ratio was 1.96 to 1 at the end of the fiscal year ended June 30, 1996 as compared to the June 30, 1995 current ratio of 2.18 to
1. Cash on hand at the end of the 1996 fiscal year was $7,966,000 and $3,104,000 at June 30, 1995.

      During the fiscal year ended June 30, 1996, the Company used cash from operations to, among other things, drill and rework wells, acquire leases and related properties for drilling, acquire producing properties, pay estimated Federal income taxes related to fiscal 1996 ($1,498,000), repurchase debentures ($430,000) and pay bonuses to four of its officers and directors ($520,000). Specifically, the Company spent approximately $12,158,000 for capital expenditures as described below.

      The increase in trade accounts receivable from $1,827,000 in June 1995 to $3,561,000 in June 1996 was principally due to an increase of $1,434,000 in related party accounts receivable of certain officers and directors attributable to their participation in certain wells drilled by the Company. Oil and gas sales receivables increased mainly due to increased oil and gas prices and production volumes in June 1996 versus June 1995.

      The Company's net fixed assets increased during fiscal 1996 primarily as a result of additions to the Company's producing oil and gas properties which resulted from drilling and recompletion work and from acquisitions of leases. This increase was partially offset by depletion and depreciation charges of $7,537,000 and by write-offs of plugged and abandoned properties, non productive properties, expired leases of approximately $2,417,000, sales of three drilling rigs and six serivce units and related equipment (approximately

($243,000) and the sale of the Company's Oklahoma gas properties ($438,000) and North Dakota properties ($443,000). (See discussion under the heading "Liquidity and Capital Resources").

      Only one of the Company's drilling rigs was active at the end of fiscal 1996. Until the competition in the drilling market abates and drilling rates increase, the Company does not intend to have substantial participation in the contract drilling industry.

      During March, 1995, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 for the fiscal year beginning July 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain indentifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has not completed all of the complex analysis required to estimate the impact of the new Statement, however, the adoption of Statement 121 is not expected to have any adverse impact on the Company's financial position or the results of operations at the time in which it is adopted.


                           Comparison of Years Ended

                          June 30, 1996, 1995 and 1994

      As noted above, the current ratio at the end of fiscal years 1996 and 1995 was 1.96 to 1 and 2.18 to 1, respectively. The current ratio at the end of fiscal year 1994 was 2.05 to 1. The Company had $7,966,000 in cash at the end of fiscal 1996 and no short-term borrowings. The Company had $3,104,000 in cash at the end of fiscal 1995 and no short-term borrowings. Cash at the end of fiscal 1994 was $5,192,000 and no short-term borrowings. Cash was consumed in fiscal 1996 for the reasons stated above. During the fiscal year ended June 30, 1995, the Company used cash from operations to, among other things, drill and rework wells, acquire leases and related properties for drilling, acquire producing properties, two drilling rigs, pay estimated Federal income taxes related to fiscal 1995 ($2,200,000), pay a dividend to its sole shareholder ($320,000) and pay bonuses to four of its officers and directors ($400,000). In fiscal 1994, cash from operations was used to, among other things, drill and rework wells, acquire leases and related properties for drilling, reduce short-term debt, repurchase debentures, and pay estimated Federal income taxes for fiscal 1994, pay a dividend to the Company's sole shareholder and pay bonuses to four of the Company's officers and directors. There were no current maturities of long-term debt at June 30, 1994, June 30, 1995 or June 30, 1996.

      Net fixed assets increased in fiscal 1996 for the reasons stated above. The Company's net fixed assets increased during fiscal 1995 primarily as a result of additions to the Company's producing oil and gas properties which result from drilling and recompletion work, and from acquisitions of leases and producing properties and two drilling rigs. This increase was partially offset by depletion and depreciation charges of $8,638,000, and by write-offs of plugged and abandoned properties, non productive properties, expired leases of approximately $2,955,000 and sales of nine drilling rigs (approximately $701,000) (See discussion under the heading "Liquidity and Capital Resources"). Only one of the Company's drilling rigs was active at the end of fiscal 1995.

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


                             Results of Operations

                        June 30, 1996 and June 30, 1995

      The Company's oil and gas revenues were higher in fiscal 1996 than the prior comparable fiscal year primarily as a result of higher oil and gas prices. As compared to the prior comparable year, lower oil and gas production had a negative effect on revenue of approximately $756,000 and higher oil and gas prices had a positive effect of approximately $3,096,000. Production was lower primarily as a result of decreased drilling acitivies and the natural decline in the Austin Chalk Trend Area where a majority of the Company's horizontal drilling activity takes place and due to the sale of the Company's Oklahoma gas properties effective August 1995. Average oil prices were higher than the prior comparable year, $18.48 vs. $17.22.

       The Company sold three (3) of its drilling rigs for a net consideration of approximately $610,000 in fiscal 1996 reflecting a gain of $447,000 (before income tax effect) which has been included in interest and other income. The Company now owns four (4) rigs and has no current plans for future rig sales. In May 1996 the Company sold its six (6) well servicing units and related vehicles for $779,250, reflecting a gain of approximately $700,000 before income tax effect. The Company will now contract with third parties for its well servicing needs. Additionally, the Company sold its Oklahoma gas properties in August 1995 for $925,000 which generated a gain of $489,000 before tax effect. Fiscal 1995 results reflected a gain of $1,059,000 (before income tax effect) on the sale of nine (9) drilling rigs.

      Nonproductive exploration and property abandonment costs decreased as compared to a year ago due primarily to the decreased write-offs of nonproductive exploration, property abandonment and expired leases.

      Interest expense in fiscal 1996 decreased by approximately $34,000 as compared to the prior comparable year due primarily to decreased debt. The Company reacquired and cancelled $500,000 in principal amount of its outstanding 8 1/2% Subordinated Debentures due 2005 (the "Debentures") in fiscal 1996 and $50,000 in fiscal 1995 thus decreasing the annual interest expense attributable to the Debentures by $46,750. The Company may incur additional indebtedness under its revolving line of credit described below to finance its exploration, development, and possible property acquisition
activities.   Interest expense will further increase during the periods in which such indebtedness is incurred and outstanding. However, see "Liquidity and Capital Resources" regarding the Company's plan to redeem $7,000,000 of outstanding debentures and such redemptions' effect on the Company's future interest expense.

      Expenses related to depreciation, depletion, and amortization costs decreased from the prior year primarily as a result of, among other things, lower production and a lower depletable base. Geological and geophysical costs decreased due to the Company's decreased exploration activities and 3-D seismic activities.

      In December 1995 the Company declared bonuses to four of its officers and directors of approximately $520,000. The same period a year ago reflected bonuses of $400,000.

      The Company completed nineteen (19) new producing wells as operator in fiscal 1996 and re-entered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.


                             Results of Operations

                        June 30, 1995 and June 30, 1994

      The Company's oil and gas revenues were lower in fiscal 1995 than the prior comparable fiscal year primarily as a result of lower oil production. Production was lower primarily as a result of decreased drilling activities and the natural decline in the Austin Chalk Trend area where a majority of the Company's horizontal drilling takes place. As compared to the prior comparable year, lower oil production had a negative effect on revenue of approximately $4,114,000, lower gas prices of approximately $2,290,000, and lower gas production of $187,000. Average oil prices were higher in fiscal 1995 than the prior comparable year, $17.22 vs. $15.49, which amounts to an approximate $2,140,000 offset to the above decreases. The Company sold nine (9) of its drilling rigs for a total consideration of approximately $1,760,000 in fiscal 1995 reflecting a gain of $1,059,000 (before income tax effect) which has been included in interest and other income.

      Production costs were less in fiscal 1995 than the prior fiscal year primarily due to lower production. Nonproductive exploration and property abandonment costs increased as compared to a year ago due primarily to the increased write-offs of nonproductive exploration, property abandonment and expired leases.

      Interest expense in fiscal 1995 decreased by approximately $191,000 as compared to the prior comparable year due primarily to decreased debt. The Company made a final payment on March 31, 1994 of $1,382,703 on its bank debt thereby eliminating its bank debt at such time. The Company also reacquired and cancelled $1,234,000 in principal amount of its outstanding 8 1/2% Subordinated Debentures due 2005 (the" Debentures") in fiscal 1994 and $50,000 in fiscal 1995 thus decreasing the annual interest expense attributable to the Debentures by $109,140.

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

      Expenses in fiscal 1995 related to depreciation, depletion, and amortization costs decreased from the prior year as a result of, among other things, lower production and a lower depletable base along with increased reserves. Geological and geophysical costs increased due to the Company's increased exploration activities and 3-D seismic activities.

      In fiscal 1994, the cumulative effect of change in accounting principle of $4,250,000 relating to the adoption of FAS 109 was reported. No such item occurred in fiscal 1995.

      On December 6, 1994 the Company declared a cash dividend of $320,000 or $228.73 per share to its sole shareholder. The Company's sole shareholder is owned and controlled by Michael Amini, Rex Amini, Ronald Amini, and Jesse Minor. Fiscal year 1994 also reflected a dividend of $320,000.

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


                        Liquidity and Capital Resources

      The Company's long-term debt at June 30, 1996 consisted of its convertible Debentures which had an aggregate outstanding balance of $18,030,000. During fiscal 1996 the Company acquired and cancelled debentures with aggregate principal of $500,000 thus reducing its indebtedness by such amount. Debentures totaling an additional $332,000 in principal were reacquired and cancelled in July 1996. No sinking fund payments are currently required under the Debentures and, absent further acquisitions by the Company of Debentures, no sinking fund payments will be due until 1998. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of Debentures.


      Under the Company's Restated Credit Agreement with Texas Commerce Bank, as amended, Company may borrow up to $3,000,000 under the revolving credit facility until June 30, 1997 (the "Termination Date"). On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. As of June 30, 1996, the Company had not drawn funds under the revolving credit facility. The Company presently has no indebtedness under the Revolving Credit Agreement.

      Management of the Company deems it important to acquire additional properties with longer life reserves at suitable prices, however, the Company also on a routine basis considers sales of properties and other assets at appropriate prices. The proceeds from any such sales could be used for a variety of purposes, including property acquisitions, acquisitions of outstanding Debentures, and repayment of bank debt, if any. In this regard, in
the first quarter of fiscal 1997 the Company sold acreage in North Dakota   for
approximately $2,024,000.

      The Company also recently announced the cancellation of a program to use up to $2 million to repurchase certain of its outstanding Debentures in the open market or in privately negotiated transactions at prices and at times deemed suitable by management (the "Program"). Debentures with an aggregate principal amount of $500,000 were repurchased under the Program.

      In the first quarter of fiscal 1996, the Company sold all of its producing properties in the state of Oklahoma for approximately $925,000. In March 1996 the Company sold at auction three of its drilling rigs for approximately $610,000. In May the Company sold its six well servicing units and related vehicles for $779,250. The Company will now contract with third parties for all of its well servicing needs.

      In this regard, the Company substantially decreased its contract drilling operations in 1988 and subsequently moved substantially all of its drilling equipment to Company-owned yards in West Texas. In the last six (6) months of fiscal 1993 the Company began contract drilling operations and continued these operations in fiscal 1994, 1995 and 1996 with one drilling rig. At the present time the Company does not expect its contract drilling business to be significant. If the Company were to significantly reenter the contract drilling business, its principal market would likely be the Permian Basin of West Texas and Southeastern New Mexico. This market is highly fragmented and extremely competitive.

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

      The Company will consider the payment of cash dividends (in accordance with applicable law and the provisions of the Restated Credit Agreement as the same may be modified or amended from time to time) in the future. The payment of such dividends will be determined by the Company as general business conditions, the development of the Company's business, the financial condition of the Company, and other factors may warrant. Any such payment of dividends would adversely affect capital resources and liquidity. In December 1995, the Company determined to pay bonuses to four of its officers and directors aggregating $520,000. Based on the formula compensation plan for senior executive officers adopted by the Board of Directors, commencing July 1, 1996, total compensation (including bonuses) for such senior executive officers is estimated to be approximately $2,126,000 for fiscal 1997.

      On a routine basis, certain of the Company's officers obtain working interests in certain of the Company's wells. Generally, the Company will advance monies as operator on behalf of such persons with respect to their pro rata share of drilling, equipping, leasehold and operating costs. As of June 30, 1996, the Company had receivables from such persons in the aggregate amount of $2,082,000. Although the Company may effectively offset such amounts against sums due such persons with respect to their working interests ($1,706,000 at June 30, 1996), such costs, until recouped, can adversely affect the Company's liquidity.

      The Company elected not to make a sinking fund payment in fiscal 1996 (which would ordinarily have been due at least one business day before October 15, 1995) for the purpose of setting aside funds to retire its outstanding Debentures. The Company is not required to make such payment, which would ordinarily be a sum in cash sufficient to retire by redemption $1,500,000 principal amount of the Debentures, because it reacquired and cancelled a sufficient number of Debentures to eliminate the sinking fund payment required on such date. As of June 30, 1996, the Company has reacquired and cancelled Debentures in the face amount of $11,970,000, which could, if the Company so elects, result in the deferral of sinking fund payments until 1998. $500,000 in principal amount of Debentures was reacquired in November 1995 for an aggregate consideration of $430,000. An additional $332,000 in principal amount of debentures was reacquired in July 1996 for $298,800.

      The Company recently announced that it intends to redeem up to $7,000,000 in principal amount of its outstanding debentures. Such redemption is to be carried out in accordance with the terms of such securities and is to be effected at a price equal to 100% of the principal amount of each debenture so redeemed. It is expected that following the redemption, the aggregate principal amount of the outstanding debentures would be reduced to approximately $11,000,000. It is expected that although the redemption will significantly and adversely affect the Company's liquidity in the short term, the Company's liquidity, over time, will be enhanced as a result of the elimination of approximately $595,000 in annual interest payments. In addition, as described above, absent such a redemption (or other acquisition and retirement of debentures), the Company would be required to make sinking fund payments commencing in fiscal 1998.

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

- -------------------------

              Item 8. Financial Statements and Supplementary Data


                  Index to Financial Statements and Schedules

                                                                      Page
                                                                      ----
      Independent Auditors' Report..................................      24

      Financial Statements:

             Balance Sheets, June 30, 1996 and 1995...................    25

             Statements of Operations, Years Ended June 30, 1996,
             1995 and 1994............................................    27

             Statements of Stockholder's Equity,
             Years Ended June 30, 1996, 1995 and 1994.................    28

             Statements of Cash Flows, Years Ended June 30, 1996
             1995 and 1994............................................    29

             Notes to Financial Statements............................    30


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Energy Company as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                             KPMG Peat Marwick LLP



San Antonio, Texas
September 27, 1996

SAGE ENERGY COMPANY
Balance Sheets
(In Thousands)


Assets

                                                June 30,        June 30,
                                                 1996             1995
                                             -----------      -----------
Current assets:

Cash and cash equivalents                    $     7,966      $     3,104
Accounts receivable:
   Trade ($ 2,082 in 1996 and $648 in 1995         3,561            1,827
      from related parties - Note 2)
   Oil and gas sales                               6,839            4,156
Federal income tax refund                            -                712
Inventories - well and production
   equipment, at cost                              1,333            1,483
Prepaid expenses                                      88              258
                                             -----------      -----------
   Total current assets                           19,787           11,540
                                             -----------      -----------

Property, plant and equipment, at cost
   (Notes 6 and 9):
   Producing oil and gas properties
      (successful efforts method)                119,550          118,504
   Undeveloped properties                          4,812            4,044
   Drilling equipment                              5,096            9,673
   Other                                           3,038            4,350
                                             -----------      -----------
                                                 132,496          136,571


   Less accumulated depreciation and
      depletion                                 (102,355)        (106,605)
                                             -----------      -----------
                                                  30,141           29,966
                                             -----------      -----------

Other assets, at cost, net of accumulated
   amortization                                      247              285
                                             -----------      -----------
                                             $    50,175      $    41,791
                                             ===========      ===========

See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Balance Sheets (Continued)
(In Thousands Except Share Data)


Liabilities and Stockholder's Equity

                                                  June 30,          June 30,
                                                    1996              1995
                                                  --------          --------
Current liabilities:

Accounts payable, trade                           $  2,765          $  1,423
Accrued liabilities (Note 4)                         6,331             3,665
Federal  income taxes payable                          555               -
State income taxes payable (Note 10)                   435               197
                                                  --------          --------
   Total current liabilities                        10,086             5,285

Bonds payable (Note 5)                              18,030            18,530

Deferred income taxes                                3,823             4,166
                                                  --------          --------
   Total liabilities                                31,939            27,981
                                                  --------          --------
Stockholder's equity (Note 7):
   Common stock, $.01 par value; authorized
      12,000 shares; issued 1,399 shares              -                  -
   Additional paid-in capital                           14                14
   Retained earnings                                18,222            13,796
                                                  --------          --------
   Total stockholder's equity                       18,236            13,810

Contingent liabilities (Note 17)
                                                  --------          --------
                                                  $ 50,175          $ 41,791
                                                  ========          ========



See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Statements of Operations
(In Thousands Except Per Share and Share Data)

                                                                 Years Ended June 30,
                                                         ---------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
Revenues:
   Oil and gas sales                                     $ 27,815     $ 25,675     $ 30,089
   Contract drilling                                        1,836        1,632        1,842
   Interest and other income, net  (Note 9)                 1,885        1,496          411
                                                         --------     --------     --------
      Total revenues                                       31,536       28,803       32,342
                                                         --------     --------     --------
Costs and expenses:
   Oil and gas operations:
      Production taxes                                      1,321        1,286        1,361
      Production costs                                      7,075        6,826        8,378
      Nonproductive exploration and
       property abandonment costs                           2,501        3,005        1,980
                                                         --------     --------     --------
                                                           10,897       11,117       11,719

   Contract drilling direct costs                           1,398        1,358        1,242
   Depreciation, depletion and amortization                 7,567        8,670       11,643
   Geological and geophysical                                 430        1,314        1,088
   General and administrative                               3,093        3,186        3,739
   Interest                                                 1,545        1,579        1,770
                                                         --------     --------     --------
      Total costs and expenses                             24,930       27,224       31,201
                                                         --------     --------     --------
Income from operations before income taxes                  6,606        1,579        1,141

Income tax expense (benefit) (Note 10):
   Federal - current                                        2,371        1,259          415
   State - current                                            193          169          104
   Federal - deferred                                        (343)      (1,097)        (248)
                                                         --------     --------     --------
                                                            2,221          331          271
                                                         --------     --------     --------
Income before extraordinary item and cumulative
   effect of change in accounting for income taxes          4,385        1,248          870

Extraordinary item-debenture retirement
   (net of Federal income taxes of $19  in 1996 and $73
   in 1994 - Note 5)                                           41           -           141
                                                         --------     --------     --------
Income before cumulative effect of
   change in accounting                                     4,426        1,248        1,011

Cumulative effect of change in accounting (Note 10)            -            -         4,250
                                                         --------     --------     --------
Net income                                               $  4,426     $  1,248     $  5,261
                                                         ========     ========     ========
Net income per common share:
   Income before extraordinary item and cumulative
      effect of change in accounting                     $  3,134     $    892     $    622
   Extraordinary item                                          29           -           101
   Cumulative effect of change in accounting                   -            -         3,038
                                                         --------     --------     --------
                                                         $  3,163     $    892     $  3,761
                                                         ========     ========     ========
Weighted average common shares outstanding                  1,399        1,399        1,399
                                                         ========     ========     ========

See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Statements of Stockholder's Equity
(In Thousands Except Share Data)

                                Common  Stock    Additional
                               --------------     Paid-In      Retained
                               Shares   Amount    Capital      Earnings     Total
                                -----  ------    --------     ----------  ----------
Balances June 30, 1993          1,399  $   -     $     14     $    7,927  $    7,941

Cash dividend - (Note 7)          -        -           -            (320)       (320)

Net income                        -        -           -           5,261       5,261
                                -----  ------    --------     ----------  ----------
Balances June 30, 1994          1,399      -           14         12,868      12,882

Cash dividend - (Note 7)          -        -           -            (320)       (320)

Net income                        -        -           -           1,248       1,248
                                -----  ------    --------     ----------  ----------
Balances June 30, 1995          1,399      -           14         13,796      13,810

Net income                        -        -           -           4,426       4,426
                                -----  ------    --------     ----------  ----------
Balances June 30, 1996          1,399  $   -     $     14     $   18,222  $   18,236
                                =====  ======    ========     ==========  ==========

See accompanying notes to the financial statements.

SAGE ENERGY COMPANY
Statements of Cash Flows
(In Thousands)

                                                             Years Ended June 30,
                                                      ---------------------------------
                                                         1996        1995        1994
                                                      ---------   ---------   ---------
Cash flows from operating activities:
   Net income                                         $   4,426   $   1,248   $   5,261
                                                      ---------   ---------   ---------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Extraordinary item before Federal
            income taxes                                     60             -       214
         Depreciation, depletion and
            amortization                                  7,567       8,670      11,643
         Net loss on asset dispositions                     420       1,669       1,273
         Deferred income taxes                             (343)     (1,097)     (4,124)

         Changes in current assets and
            liabilities:
            Accounts receivable                          (4,417)      1,407       2,154
            Federal income taxes receivable                 712        (699)        (12)
            Inventories                                     150        (286)       (198)
            Prepaid expenses                                170        (195)        (54)
            Accounts payable                              1,342        (360)       (992)
            Accrued liabilities                           2,666      (1,210)       (608)
            Federal income taxes payable                    555         -           -
            State income taxes payable                      238          94        (547)
                                                      ---------   ---------   ---------
              Total adjustments                           9,120       7,993       8,749
                                                      ---------   ---------   ---------
              Net cash provided by
                 operating activities                    13,546       9,241      14,010
                                                      ---------   ---------   ---------
Cash flows from investing activities:
   Proceeds from sales of assets                          3,974       2,993         930
   Capital expenditures                                 (12,158)    (13,952)    (10,734)
                                                      ---------   ---------   ---------
              Net cash used in investing
                 activities                              (8,184)    (10,959)     (9,804)
                                                      ---------   ---------   ---------
Cash flows from financing activities:
   Long-term debt retired                                  (500)        (50)     (1,234)
   Bank debt repayments                                     -           -        (3,583)
   Dividend paid                                            -          (320)       (320)
                                                      ---------   ---------   ---------
              Net cash used in
                 financing activities                      (500)       (370)     (5,137)
                                                      ---------   ---------   ---------
Net increase (decrease)in cash and cash equivalents       4,862      (2,088)       (931)

Cash and cash equivalents:
   Beginning of year                                      3,104       5,192           0
                                                      ---------   ---------   ---------
   End of year                                        $   7,966   $   3,104   $    (931)
                                                      =========   =========   =========

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

       The Company's operations are concentrated principally in Texas and Southeastern New Mexico and it holds some undeveloped acreage in North Dakota, South Dakota and Louisiana. The principal markets for the Company's products are by sale of such products at the wellhead to appropriate gathering companies operating in the geographic area of the Company's production. The ability of the Company to market oil and gas depends on numerous factors including the availability of other domestic and foreign production, the marketing of competitive fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the effect of Federal and state regulations and national and worldwide economic and political conditions.

Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Contract Drilling in Progress

       Income on wells in progress, drilled on a turnkey or fixed-contract basis, is recognized under the percentage-of- completion method for financial reporting purposes. Revenue and cost applicable to wells drilled on a day-work basis are recognized on a daily basis. Losses, if any, on contract drilling are recognized in the period in which the loss is determined.

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

       Effective July 1, 1993, the Company adopted Statement 109.

2.     Related Party Transactions

       Related party accounts receivable at June 30, 1996 and 1995 are unsecured and arise from normal operations of oil and gas properties. All such amounts are current and are paid promptly when due.

       During fiscal years 1996 and 1995, the Company charged other related parties for certain operating and drilling expenditures totaling $6,203,000 and $1,710,000, respectively.

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

       During fiscal 1994, the Company adopted the Sage Energy Company Overriding Royalty Plan (the "Plan") as a performance incentive program for certain key management employees of the Company. Under the Plan, such key employees (presently consisting of Michael Amini, Rex Amini, Ronald Amini and Jesse Minor) may be assigned overriding royalty interests in new exploratory or developmental prospects acquired by the Company. In no event shall any such overriding royalty interest, in the aggregate, exceed six percent (6%). The value of the overriding royalty interests for fiscal years ended June 30, 1996, 1995 and 1994 amounted to approximately $60,000, $36,000 and $41,000, respectively.  These amounts were included in compensation.

3.     Long-Lived Assets

       During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning July 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has not completed all of the complex analyses required to estimate the impact of the new statement, however, the adoption of Statement 121 is not expected to have any adverse impact on the Company's financial position or the results of its operations at the time in which it is adopted.

4.     Accrued Liabilities

       A summary of accrued liabilities is shown below:

                                     Years Ended June 30,
                                    ----------------------
                                        (In Thousands)
                                       1996        1995
                                    ----------------------
       Interest payable               $  319      $  328
       Royalties payable               5,510       2,785
       Stock repurchases                 158         162
       Reserve for environmental
         clean-up costs                  200         200
       Other                             144         190
                                      ------      ------
                                      $6,331      $3,665
                                      ======      ======


5.     Bonds Payable

       Bonds payable consist of 8 1/2% convertible debentures that mature in 2005 and are convertible into cash at the rate of $260 per $1,000 face value of the debentures. The debentures are unsecured and are redeemable by the Company at any time at defined redemption rates. Interest is payable semi-annually on April 15 and October 15. Commencing in 1990, the Company was required to pay $1,500,000 each year to a sinking fund for debenture retirement, but may, at its option, reduce the yearly payments up to the aggregate face amount of debentures reacquired. During fiscal years ended June 30, 1996 and 1995, the Company retired certain debentures with a face value of $500,000 and

$50,000, respectively. This transaction resulted in an extraordinary gain of $41,000 in 1996, net of taxes. The aggregate face amount of debentures which have been reacquired is $11,970,000. The Company has exercised its option not to make the sinking fund payment in 1996 and 1995. Sinking fund payments will be required commencing in October, 1997 if no further debentures are acquired and retired. The following is a summary of sinking fund requirements over the succeeding five years:

                     June 30, 1997                    $   30,000
                     June 30, 1998                    $1,500,000
                     June 30, 1999                    $1,500,000
                     June 30, 2000                    $1,500,000
                     June 30, 2001                    $1,500,000

Deferred debenture issue costs are being amortized over a 25-year period.

6.     Notes Payable - Bank and Long-term Debt

       The Company's credit agreement was amended and restated as of March 9, 1992 (the "Restated Credit Agreement") and as amended in May 1995 (the "Amendment"). The Restated Credit Agreement provided for a term loan and revolving credit facility. The term loan was fully repaid during the 1994 fiscal year. Under the revolving credit facility, as amended in May 1995, the Company may borrow from time to time an amount determined by reference to the Company's "borrowing base" but in any event, not more than $3,000,000. The borrowing base is generally determined by reference to the value of the Company's oil and gas properties; however, by agreement the Company's borrowing base has been fixed at $3,000,000 as of June 30, 1996. On June 30, 1997 (subject to acceleration for certain events), the Company's loans, if any, under the Restated Credit Agreement are scheduled to be fully paid. Further, should the value of the Company's assets decrease (as a result of oil and gas prices or other factors) any future bank borrowings may be subject to mandatory prepayment. As of June 30, 1996, there were no borrowings outstanding with respect to the revolving credit facility.

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

       The Company paid a cash dividend of approximately $229 per share which aggregated $320,000 in fiscal 1995. The Company declared bonuses to four of its officers and directors of approximately $520,000 and $400,000 in fiscal 1996 and 1995. These bonuses were paid in December 1995 and March 1995, respectively.

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

       During fiscal year ended June 30, 1996, the Company sold all of its producing properties in Oklahoma, undeveloped leases in North Dakota and three drilling rigs and all of its servicing units as well as related automobiles and miscellaneous equipment. The sales resulted in a gain of approximately $490,000 from the producing properties in Oklahoma, a gain of approximately $447,000 from the drilling rigs and a gain of approximately $700,000 from the servicing units and related automobiles and miscellaneous equipment.

10.    Income Taxes

       As discussed in Note 1, the Company adopted Statement 109 as of July 1, 1993. The adoption of Statement 109 reduced the net deferred tax liability by approximately $4,250,000 and this amount was reported separately as the cumulative effect of the change in the method of accounting for income taxes in the statement of operations for the year ended June 30, 1994.

       Total income tax expense attributable to income before extraordinary item for the year ended June 30, 1996 was $2,221,000, of which $2,564,000 is attributable to current income tax expenses and $343,000 is attributable to deferred income tax benefit. Total income tax expense attributable to income before cumulative effect of change in accounting for the year ended June 30, 1995 was $331,000, of which $1,428,000 was attributable to current income tax expenses and $1,097,000 was attributable to deferred income tax benefit.

       Income tax expense attributable to income from operations before income taxes for the year ended June 30 differed from the amounts computed by applying the Federal income tax rate of 34% to pretax income before cumulative effect of change in accounting as a result of the following:



         Years Ended June 30,
                                       -------------------------------------
                                                 (In Thousands)
                                        1996           1995           1994
                                       -------------------------------------
Tax expense computed at
  statutory rate on income
  before income taxes                  $2,246         $  537         $  388
Increase (decrease) in tax from:
  Statutory depletion                    (199)          (258)          (134)
  Deduction for state income taxes        (90)           (67)           (35)
  Other                                     7            (50)           (52)
  State income taxes                      257            169            104
                                       ------         ------         ------
                                       $2,221         $  331         $  271
                                       ======         ======         ======


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below:

                                                      Years Ended June 30,
                                                    ----------------------
                                                         (In Thousands)
                                                      1996           1995
                                                    ----------------------
       Deferred tax assets:
         State income taxes                         $  111          $  239
         Deferred expenses for tax purposes             76              79
                                                    ------          ------
           Total gross deferred tax assets             187             318
         Less valuation allowance                        -                -
                                                    ------          ------
           Total deferred tax assets                   187             318

       Deferred tax liabilities:
         Property and equipment, principally
           due to differences in depreciation
             and depletion                           4,010           4,484
                                                    ------          ------
         Total gross deferred tax liability          4,010           4,484
                                                    ------          ------

                Net deferred tax liability          $3,823          $4,166
                                                    ======          ======



       The Company anticipates that the reversal of existing taxable temporary differences will provide sufficient income to realize the tax benefits of the deferred tax assets.

11.    Benefit Plans

       During December, 1990, the Company adopted a 401(k) retirement plan in which eligible employees of the Company may elect to participate. The Company may contribute, on a discretionary basis, a percentage of the employees' annual contribution, determined annually by the Company. The Company's contributions for the fiscal years ended June 30, 1996, 1995 and 1994 were approximately $22,000, $28,000 and $32,000, respectively.

12.    Supplemental Cash Flow Information

                                       Years Ended June 30,
                                    -------------------------
                                          (In Thousands)
                                     1996      1995      1994
                                    -------------------------
          Interest paid             $1,554    $1,580    $1,798
                                    ======    ======    ======

          Taxes paid                $1,586    $2,305    $1,164
                                    ======    ======    ======


13.    Segment Disclosure

       A summary of revenues, operating profit, identifiable assets, depreciation and depletion and property additions of each business segment is shown below:

                                                 Years Ended June 30,
                                   --------------------------------------------------
                                                    (In Thousands)
                                                                           Revenue-
                                      Revenue         Intersegment        Nonsegment
                                    By Segment           Revenue           Customers
                                   --------------------------------------------------

                                                       1996
- -------------------------------------------------------------------------------------
Revenues:
  Oil and gas production           $27,815               $  -                 $27,815
  Contract drilling                  2,723                  887                 1,836
  Other                              1,885                  -                   1,885
                                   -------               ------               -------
                                   $32,423               $  887               $31,536
                                   =======               ======               =======



                                                       1995
- -------------------------------------------------------------------------------------
Revenues:
  Oil and gas production           $25,675               $   -                $25,675
  Contract drilling                  2,450                  818                 1,632
  Other                              1,496                   -                  1,496
                                   -------               ------               -------
                                   $29,621               $  818               $28,803
                                   =======               ======               =======



                                                       1994
- -------------------------------------------------------------------------------------
Revenues:
  Oil and gas production           $30,089               $   -                $30,089
  Contract drilling                  3,169                1,327                 1,842
  Other                                411                  -                     411
                                   -------               ------               -------
                                   $33,669               $1,327               $32,342
                                   =======               ======               =======



The following is a summary of major customer purchases exceeding 10% of the Company's revenues:

                                                 Years Ended June 30,
                                   -------------------------------------------------
                                                    (In Thousands)
                                     1996               1995                 1994
                                   -------------------------------------------------
Scurlock Permian Corporation       $14,910             $ 15,395              $17,418
Aquila Southwest Pipeline          $ 3,798             $    -                $ 3,634

- -------------------------------------------------------------------------------------

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

                                               Years Ended June 30,
                                        -----------------------------------
                                                  (In Thousands)
                                         1996         1995           1994
                                        -----------------------------------
Operating profit:
  Oil and gas production                $ 9,506      $ 5,169       $ 6,249
  Contract drilling                         432          179           712
                                        --------     --------      --------
                                          9,938        5,348         6,961
  Eliminations                             (246)        (145)         (378)
                                        --------     --------      --------

  Total operating profit                  9,692        5,203         6,583

General corporate expenses and
  other unallocated components of
  other income and expenses - net        (1,541)      (2,045)       (3,672)
Interest expense                         (1,545)      (1,579)       (1,770)
                                        --------     --------      --------

Profit from operations
  before income taxes                   $ 6,606      $ 1,579       $ 1,141
                                        =======      =======       =======



- --------------------------------------------------------------------------------


                                               Years Ended June 30,
                                      -------------------------------------
                                                  (In Thousands)
                                         1996           1995         1994
                                      -------------------------------------
Identifiable assets:

  Oil and gas production, net           $39,383       $34,124      $34,694
  Contract drilling                       1,331         2,148        1,846
  Corporate assets                        9,461         5,519        6,946
                                        -------       -------      -------
                                        $50,175       $41,791      $43,486
                                        =======       =======      =======


- --------------------------------------------------------------------------------

                                                      Years Ended June 30,
                            -----------------------------------------------------------------------------
                                                           (In Thousands)
                                      1996                    1995                          1994
                            ------------------------------------------------------------------------------
                            Deprecia-                 Deprecia-                   Deprecia-
                            tion and      Property    tion and       Property     tion and       Property
                            Depletion    Additions    Depletion      Additions    Depletion      Additions
                            ------------------------------------------------------------------------------

Oil and gas
  production                $6,982         $11,894       $ 8,075       $12,538       $11,033        $10,348

Contract
  drilling                     252              34           240         1,196           266             91

Corporate                      333             230           325           218           311            295
                            ------         -------       --------      -------       -------        -------
                            $7,567         $12,158       $  8,640      $13,952       $11,610        $10,734
                            ======         =======       ========      =======       =======        =======



14.    Interim Results of Operations (Unaudited)


                                                                              Per Common Share     Per
                                     Income (Loss) Before                  Income (Loss) Before   Common
                                       Extraordinary Item                    Extraordinary Item   Share
                                        and Cumulative         Net             and Cumulative      Net
                                       Effect of Change      Income           Effect of Change    Income
                        Revenues        in Accounting        (Loss)            in Accounting      (Loss)
- ---------------------------------------------------------------------------------------------------------
Year Ended
- ----------
June 30, 1996
- -------------

First quarter             $ 6,550           $  814            $  814              $  582           $  582
Second quarter              6,871              641               682                 458              487
Third quarter               8,413            2,081             2,081               1,487            1,487
Fourth quarter              9,702              849               849                 607              607
                          -------           ------            ------              ------           ------
                          $31,536           $4,385            $4,426              $3,134           $3,163
                          =======           ======            ======              ======           ======


Year Ended
- ----------
June 30, 1995
- -------------

First quarter             $ 8,373           $1,355            $1,355              $  969           $  969
Second quarter              6,395               13                13                   9                9
Third quarter               7,384              164               164                 117              117
Fourth quarter              6,651             (284)             (284)               (203)            (203)
                          -------           ------            ------              ------           ------
                          $28,803           $1,248            $1,248              $  892           $  892
                          =======           ======            ======              ======           ======


Year Ended
- ----------
June 30, 1994
- -------------

First quarter             $ 9,239           $1,005            $5,255              $  718           $3,756
Second quarter              8,141             (544)             (544)               (389)            (389)
Third quarter               7,263              163               163                 117              117
Fourth quarter              7,699              246               387                 176              277
                          -------           ------            ------              ------           ------
                          $32,342           $  870            $5,261              $  622           $3,761
                          =======           ======            ======              ======           ======



15. Supplemental Information Related to Oil and Gas Producing Activities (Unaudited)

       The following tables contain certain historical cost and operating information related to the Company's oil and gas producing activities.

                                                   June 30,
                                   ----------------------------------------
                                                (In Thousands)
                                      1996           1995           1994
                                   ----------------------------------------
Capitalized cost:
  Producing properties              $119,550      $118,504      $ 116,740
  Undeveloped properties               4,812         4,044          2,515
                                    --------       -------        -------
    Total capitalized cost           124,362       122,548        119,255
  Accumulated depreciation and
    depletion                        (96,527)      (95,571)       (92,786)
                                    --------       -------        -------

      Net capitalized cost          $ 27,835       $26,977        $26,469
                                    ========       =======        =======




                                                Years Ended June 30,
                                        ----------------------------------
                                                   (In Thousands)
                                            1996        1995        1994
                                        ----------------------------------
Cost incurred:
  Property acquisition cost:
    Non-producing properties              $2,811      $ 3,451      $ 1,895
    Producing properties                     -          3,201          202
  Exploration costs                        2,751        3,067        1,535
  Development costs                        7,948        4,911        8,169


       The results of operations of the Company's oil and gas producing activities are shown below:


                                               Years Ended June 30,
                                        ----------------------------------
                                                  (In Thousands)
                                            1996       1995        1994
                                        ----------------------------------
Oil and gas revenues                     $27,815       $25,675     $30,089
                                         -------       -------     -------
  Less:
    Production taxes                       1,321         1,286       1,361
    Production costs                       7,075         6,826       8,378
    Nonproductive exploration costs        2,501         3,005       1,980
    Geological and geophysical               430         1,314       1,088
    Depletion                              6,982         8,075      11,033
                                         -------       -------     -------
                                          18,309        20,506      23,840
                                         -------       -------     -------

Profit before income taxes                 9,506         5,169       6,249

Income taxes                               3,232         1,757       2,125
                                         -------       -------     -------

Net profit from oil and gas
  producing activities (exclusive
  of general corporate overhead
  and financial cost)                    $ 6,274       $ 3,412     $ 4,124
                                         =======       =======     =======

       The Company's interest in proved oil (including natural gas liquids) and gas reserves are as follows:


                                                       Years Ended June 30,
                                  -----------------------------------------------------------------
                                                           (In Thousands)
                                        1996                    1995                  1994
                                  -----------------------------------------------------------------
                                  Bbls         Mcf          Bbls      Mcf        Bbls        Mcf
                                  -----------------------------------------------------------------
Beginning of year                 6,178       32,132        5,325     30,280      5,966      29,055
Revisions of previous
  estimates                         377        2,353         (258)     2,807        (86)      4,388
Purchases of minerals
  in place                         -            -           1,391      2,400        -          -
New discoveries and
  extensions                        847        2,681          723      1,970        687       2,273
Production                         (994)      (5,037)      (1,003)    (5,325)    (1,242)     (5,436)
Sales of minerals in place           (7)      (4,689)         -          -          -           -
                                   ----       ------        -----     ------      -----      ------

End of year                       6,401       27,440        6,178     32,132      5,325      30,280
                                  =====       ======        =====     ======      =====      ======

Proved developed reserves:
Balance at beginning of
  year                            3,640       25,273        3,465     23,572      3,428      19,739
Balance at end of year            4,000       23,250        3,640     25,273      3,465      23,572



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

                                                   Years Ended June 30,
                                      ----------------------------------------------
                                                      (In Thousands)
                                          1996            1995              1994
                                      ----------------------------------------------
Estimated cash inflows                $187,135           $159,905           $147,843
Less:
  Related estimated future
    development and production
    costs                              (71,509)           (68,073)           (60,051)
  Estimated income taxes               (35,091)           (26,986)           (25,178)
                                      --------           --------           --------
      Estimated net cash
        flows                           80,535             64,846             62,614
Discount to reduce estimated
  net cash flows to present
  value                                (26,609)           (23,115)           (19,766)
                                      --------           --------           --------
Discounted present value of
  estimated net cash flows            $ 53,926           $ 41,731           $ 42,848
                                      ========           ========           ========

Changes in discounted net cash
  flows:
Increase (decrease):
  Additions to proved reserves
    resulting from extensions
    and discoveries less
    related cost                      $ 10,016           $  5,637           $  8,756
  Purchase of minerals in place           -                 6,696                -
  Accretion of discount                  5,684              5,793              6,000
  Sales of oil and gas net of
    production costs of $8,396,
    $8,112 and $9,739                  (19,419)           (17,563)           (20,350)
  Revisions of previous estimates
    Changes in prices                   13,588              5,184             (2,752)
    Changes in quantities                5,286              1,481              4,340
    Changes in future development
      costs                             (4,713)            (8,115)             6,116
    Changes of production
      rates (timing) and other          (4,220)              (257)            (4,243)
  Changes in estimated income taxes      5,973                 27                 30
                                      --------           --------           --------
      Net increase (decrease)           12,195             (1,117)            (2,103)
Balance:
  Beginning of year
  End of year                           41,731             42,848             44,951
                                      --------           --------           --------
                                      $ 53,926           $ 41,731           $ 42,848
                                      ========           ========           ========

16.    Fair Value of Financial Instruments

       The Company holds cash, trade receivables, oil and gas receivables and payables. The carrying amount of these instruments approximates fair value due to the short maturity of these instruments. The fair value of the Company's bonds payable is approximately $15,799,000 based on the quoted market prices at June 30, 1996 or $876.25 per $1,000 face amount of the bonds.

17.    Contingent Liabilities

       The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial statements of the Company.

18.    Subsequent Events

       Subsequent to June 30, 1996, the Company announced a plan to effect a redemption of up to $7,000,000 of its outstanding convertible subordinated debentures. Such redemption is to be carried out in accordance with the terms of such securities and is to be effected at a price equal to 100% of the principal amount of each debenture so redeemed.

       During August 1996, the Company sold several of its undeveloped leases in North Dakota for approximately $2,024,000. This sale will result in an estimated gain of approximately $1,640,000.

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

      The executive officers of the Company, their ages and office or offices held are as follows:

      Name                        Age           Position with Company
      ----                        ---           ---------------------
Jesse Minor                       44            President and Director
Rex Amini                         46            Executive Vice President,
                                                Treasurer and Director
Stanley A. Paris, Jr.             47            Vice President - Finance
Jay Hardy                         63            Vice President - Engineering
Michael Amini                     39            Executive Vice President,
                                                Secretary and Director
Ronald Amini                      42            Executive Vice President and
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

      Mark S. Solomon, age 36, received his B.A. from Franklin and Marshall College in 1982 and a J.D. (with honors) in 1985 from the George Washington University National Law Center. Since June of 1992, he has been a partner with the law firm of Arter & Hadden. From March 1990 until June 1992, he was associated with the law firm of Johnson Bromberg and Leeds, a predecessor to Arter & Hadden.

      Harold J. Conrad, age 59, received his B.S. in petroleum engineering from Texas A&M University in 1958. Upon graduation, he immediately joined Shell Oil Company where he spent 33 years before retiring in 1991. When he left Shell, he was Manager of Business Development. Since that time he has been an independent investor advisor.

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

Item 11.  Executive Compensation.

                             Executive Compensation

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years ending June 30, 1996, 1995 and 1994 for the person who was President at the end of the last fiscal year and the four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal 1996.


                                     Annual
                                  Compensation

                              Year                                All other
Name and Principal           Ended      Salary         Bonus     Compensation
     Position               June 30,      ($)       ($) (1) (3)    ($) (2)
- ------------------          --------    -------     -----------    -------
Jesse Minor                   1996      210,000        130,000      24,249
President and Director        1995      200,000        100,000      30,500
                              1994      200,000        120,000      14,185

Rex Amini                     1996      210,000        130,000      23,737
Executive Vice President      1995      200,000        100,000      25,847
Treasurer and Director        1994      200,000        120,000      14,107

Michael Amini                 1996      210,000        130,000      23,895
Executive Vice President      1995      200,000        100,000      29,342
Secretary and Director        1994      200,000        120,000      13,223

Ronald Amini                  1996      210,000        130,000      12,264
Executive Vice President      1995      200,000        100,000      22,812
and Director                  1994      200,000        120,000      11,653

Jay Hardy                     1996      122,841          6,130       2,431
Vice President                1995      119,265          7,726       6,818
of Engineering                1994      119,265          9,102       2,141


(1) Cash bonuses for services rendered in fiscal years 1994, 1995 and 1996 have been listed in the fiscal year paid.

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

Director Compensation

      Directors of the Company receive an annual retainer of $10,000. Additionally, the directors are reimbursed for their expenses incurred in attending meetings of the Company's Board of Directors.

Stock Option Grants in Fiscal Year 1996

      The Company does not have a stock option plan.

           Compensation Committee Interlocks on Insider Participation

      Mr. Solomon, who serves as a member of the Company's Compensation Committee, is a member of a law firm which renders legal services to the Company. (See Certain Relationships and Related Transactions.)

                 Compensation Report of the Board of Directors

      The Compensation Committee of the Board of Directors traditionally meets at the end of each calendar year to determine compensation for the following year. The following report was issued in December of 1995.

      Sage Energy Company's Compensation Committee consists of Messrs. Harold Conrad and Mark S. Solomon. The Compensation Committee's primary function is to establish and review the compensation awarded to the four most senior executive officers of the Company.

      In determining executive compensation, the Compensation Committee has traditionally reviewed a multitude of factors. However, in light of the unique nature of the Company (its four most senior executive officers are the sole shareholders of the Company which owns all of the Company's outstanding common stock) and in an attempt to align the Company's compensation policies more closely with the Company's other policies, the Compensation Committee approved and adopted a formula compensation plan as the method of compensating such executive officers for each fiscal year commencing with the fiscal year beginning July 1, 1996. The formula plan is attached hereto as Exhibit A. The formula plan is intended to provide each of the executive officers with incentive to increase the net value of the Company (e.g., by acquiring additional reserves at suitable prices, the repayment of indebtedness, or other means) while maintaining positive cash flow. The Compensation Committee has determined that such formula will serve to reward the performance of the executives in the Company. Each of the four most senior executive officers of the Company are to be provided equal compensation reflecting the team management philosophy of the Company under which each of the executive officers are accorded roughly equivalent responsibilities. Thus, the determination of the chief executive officer's compensation is no different than that of any of the other three most senior executive officers. In adopting the proposed formula, the Compensation Committee took special note of the fact that, given the nature of the Company, the traditional forms of incentive compensation are not applicable to the executive officers of the Company.

      Since the formula compensation plan will not take effect until the results of the 1996 fiscal year have been determined, the Compensation Committee reviewed the appropriate bonus (if any) to be paid to each of the executive officers with respect to the 1995 fiscal year. In determining such bonus, the Compensation Committee reviewed and considered (i) the performance of the executives, (ii) the operating performance of the Company, (iii) the compensation of executives of entities which are engaged in similar activities and are of similar size to the Company, (iv) the historical compensation of the executive (v) the proposed compensation formula, and (vi) the performance of the Company's debentures. After a review of such factors (with the Company's performance and the historical compensation of the executives being accorded the most weight and the price of the Company's debentures being accorded the least weight) the Compensation Committee determined to award each executive officer a bonus of $130,000. In connection therewith, the Compensation Committee took particular note of the Company's sustained profitablity since 1990, increase in income before cumulative effect of change in accounting of $237,000 from fiscal 1994 to fiscal 1995, the Company's recent repurchases of outstanding debentures and continued replacement of reserves and the Company's general and administrative cost saving measures. The Compensation Committee also considered that the approximate compensation which would have been awarded to each of the executive officers in fiscal 1995 under the proposed formula plan would have been $372,000 (which is higher than that actually paid).

                                   EXHIBIT A

      The total compensation for each of the four most senior executive officers for any fiscal year (commencing with the fiscal year beginning July 1, 1996) shall be made with reference to Sage Energy Company's Annual Report on Form 10-K for the immediately preceeding fiscal year. It is expected that the Form 10-K will be completed and filed in late September of such year in the interim (e.g. the date before the determination of such awards), the Company may provide to each of such executive officers a "draw" against any compensation earned with any excess compensation to be payable by the Company after the determination of such amount and any shortfalls or amounts owed by the executive (by reason of draws in excess of the amounts determined to be paid as compensation), shall be an obligation of such executive to the Company.

      Compensation shall be determined as a sum of the following amounts derived from the following two formulas and with each such amount to be determined by reference to the Company's Annual Report for the most recently completed fiscal year.

      1. Current assets + the net present value of the Company's oil and gas reserves (discounted in accordance with Securities and Exchange Commission procedures and at an annual rate of 10%) - long-term debt (excluding the effect of any deferred income taxes)
             - current liabilities = "break-up value." The "break-up value" multiplied by .005 equals the break-up value compensation.

      2. Total revenues - all costs and expenses - federal income taxes + depreciation, depletion and amortization = "cash flow." "Cash flow" multiplied by 0.15 equals the cash flow compensation.

             Break-up value compensation plus cash flow compensation equals compensation for each executive officer for each fiscal year.

      The total compensation for each executive officer shall not exceed

$550,000 for any fiscal year. The Compensation Committee (and in its absence, the Board of Directors) reserves the right to modify, amend and terminate this formula plan at any time.

                       HAROLD CONRAD      MARK S. SOLOMON

Employment Contracts and Termination of Employment and Change in Control Arrangements

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

Item 13.  Certain Relationships and Related Transactions.

      No officer, director or principal security holder of the Company, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same home as such person or who is a director or officer of any parent or subsidiary of the Company was, or is a party to, or had any direct or indirect material interest in, any material transaction during the Company's fiscal year ended June 30, 1996, or any presently proposed transactions, except as set forth below:

      The Company acts as operator on numerous wells in which of Kit Carson, Ltd. (a limited partnership of which Rex Amini is the general partner), Ronald Amini, Jemsam, Ltd. (a limited partnership of which Jesse Minor and Susan Amini- Minor are partners), and Cuthbert Partners, Ltd. (of which Michael Amini and Molly Amini, spouse of Michael Amini are partners) own interests. The Company charges to each interest owner their pro-rata share of drilling overhead charges and pumping charges per well. Overhead charges are approximately $326 to $831 per well per month, and pumping charges are approximately $295 per well per month. In addition, the Company charges each of the interest owners, leasehold costs, other lease operating expenses, including equipment costs, attributable to the well which the Company pays. The Company believes that its charges to each of the referenced persons and entities are comparable to those charged within the industry in connection with similar transactions. At June 30, 1996 the following entities as related parties had the following indebtedness to the Company: Cuthbert Partners, Ltd., $515,000; Kit Carson, Ltd., $536,000; Ron Amini, $495,000; and JEMSAM, Ltd.,
$536,000. Such indebtedness is primarily attributable to receivables to the Company with respect to working interests in certain wells in which the Company is the operator. At June 30, 1996 the Company owed Cuthbert Partners, Ltd., $426,000; Kit Carson, Ltd.,$428,000; Ron Amini, $424,000; and JEMSAM, Ltd.,
$428,000 with respect to their revenue interests in such wells.

      Each of Jesse Minor, Rex Amini, Michael Amini and Ronald Amini (collectively the "Family Members") was a co- participant either through their limited partnerships or individually in varying percentages in several of the Company's drilling prospects conducted during the twelve-month period ended June 30, 1996.

      The Family Members' percentage working interest in such prospects generally was between 5% and 15% each during such period. The percentage of the Family Members participation for each calendar year is to be reviewed annually by the Board and may be adjusted in the Board's discretion. The terms of the Family Members' participation in the Company's drilling prospects are on the basis of actual costs incurred and billed to Sage in the drilling and acquisition activities. The Company collects and disburses the revenues on a majority of these wells as operator and also charges each of the participants their pro-rata share of pumping and overhead charges and other lease operating and equipment costs. The Company believes that its charges in these transactions are either consistent with those charged in the industry in similar transactions or pursuant to terms under which the Family Members bear their respective pro-rata share of expenses incurred by the Company.

      On the basis of the three preceding paragraphs set forth above, the Company charged, including reimbursable items, an aggregate of $6,203,000 to the above named persons.

      Mr. Solomon is a member of the law firm of Arter & Hadden. The Company has retained such law firm in the past with respect to certain legal matters and intends to retain such law firm in the future. The fees paid to such law firm were not material in any respect.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1.  Financial Statements, included in Part II (Item 8) of this report:

                                                               Page
                                                               ----
      Independent Auditors' Report............................. 24
      Balance Sheets, June 30, 1996 and 1995................... 25
      Statements of Operations, Years ended
        June 30, 1996, 1995 and 1994..........................  27
      Statements of Stockholder's Equity,
        Years ended June 30, 1996, 1995 and 1994..............  28
      Statements of Cash Flows,
        Years ended June 30, 1996, 1995 and 1994..............  29
      Notes to Financial Statements............................ 30

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

          10.4 Shareholders Agreement, dated as of February 7, 1990, by and among Sage Acquisition Company, Sage Energy Company, Rex Amini, Ronald Amini, Michael Amini and Jesse Minor is hereby incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

          10.5 Sage Energy Company Overriding Royalty Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarter ended December 31, 1993.

          23.1     Independent Auditors' Report. * See Page 24 hereof.

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


                                             SAGE ENERGY COMPANY


                                        By:     /s/   Jesse Minor
                                            -----------------------------------
                                             Jesse Minor, President
                                             September 30, 1996


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


      Signatures              Title                         Date
      ----------              -----                         ----
   /s/   Jesse Minor          President and Director      September 30, 1996
- --------------------------
    (Jesse Minor)

  /s/   Rex Amini             Executive Vice President,   September 30, 1996
- --------------------------    Treasurer and Director
    (Rex Amini)


  /s/   Ronald Amini          Executive Vice President    September 30, 1996
- --------------------------    and Director
    (Ronald Amini)


  /s/   Michael Amini         Executive Vice President,   September 30, 1996
- --------------------------    Secretary and Director
   (Michael Amini)


 /s/ Stanley A. Paris, Jr.    Vice President-Finance      September 30, 1996
- --------------------------
(Stanley A. Paris, Jr.)


  /s/  Mark S. Solomon        Director                    September 30, 1996
- --------------------------
  (Mark S. Solomon)


  /s/  Harold J. Conrad       Director                    September 30, 1996
- --------------------------
  (Harold J. Conrad)



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


Exhibit
Number                           Exhibit                             Page No.
- ------                           -------                             --------
 10.4       Shareholders Agreement, dated as of February 7, 1990,
            by and among Sage Acquisition Company, Sage Energy
            Company, Rex Amini, Ronald Amini, Michael Amini
            and Jesse Minor is hereby incorporated by reference
            to Exhibit 10.4 to the Company's Annual Report on
            Form 10-K for the fiscal year ended June 30, 1995.

 10.5 Sage Energy Company Overriding Royalty Plan is hereby incorporate by reference to Exhibit 10.1 to Company's
            Quarterly Report on form 10Q for the quarter ended
            December 31, 1993.

 23.1 Independent Auditors' Report * See Page 24 hereof.

 27.1       Financial Data Schedule  *




- --------------------------
*Filed herewith.