Form 10-Q
period 1996-09-30
SAGE ENERGY CO
filed 1996-11-19
CIK 216991

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             --------------------

                                  FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996
                                        ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------   ----------------


                        Commission File Number 1-7836
                                               ------


                             SAGE ENERGY COMPANY
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Chapter)



          DELAWARE                                75-1542170
--------------------------------     -----------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification
  incorporation or organization)          Number)




   10101 Reunion Place, Suite 800, San Antonio, Texas   78216-4158
-----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, include area code      (210) 340-2288
                                                 ----------------------

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

1,399 shares of $.01 par value common stock were outstanding at November 19, 1996.

                             SAGE ENERGY COMPANY



                                    INDEX



PART I.     FINANCIAL INFORMATION                           PAGE NUMBER
                                                            -----------

Item 1.     Financial Statements
            Balance Sheets -
            September 30, 1996 (Unaudited)
            and June 30, 1996                                  1-2

            Statements of Income and
            Retained Earnings - Three Months
            ended September 30, 1996
            and 1995 (Unaudited)                                 3

            Statements of Cash Flow - Three months
            ended September 30, 1996 and 1995
            (Unaudited)                                          4

            Notes to Financial Statements                      5-6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                        7-11

PART II     OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                    12


Signatures                                                      13

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



--------------------------------------------------------------------------------


                                   PART I

                            FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                             SAGE ENERGY COMPANY
                               Balance Sheets
                      (In Thousands, Except Share Data)




                                               September 30,      June 30,
                                                   1996             1996
                                               -------------     ----------
Assets

Current assets:

Cash and cash equivalents                      $   10,693        $    7,966
Accounts receivable:
     Trade                                          3,507             3,561
     Oil and gas sales                              6,825             6,839
Inventories - well and production
     equipment, at cost                             1,435             1,333
Prepaid expenses                                      242                88
                                               ----------        ----------
     Total current assets                          22,702            19,787
                                               ----------        ----------

Property, plant and equipment, at cost:
     Producing oil and gas properties
          (successful efforts method)             121,365           119,550
     Undeveloped properties                         4,490             4,812
     Drilling equipment                             5,111             5,096
     Other                                          3,025             3,038
                                               ----------        ----------
                                                  133,991           132,496

     Less accumulated depreciation and
          depletion                              (103,989)         (102,355)
                                               ----------        ----------
                                                   30,002            30,141
                                               ----------        ----------

Other assets, at cost, net of accumulated
     amortization                                     238               247
                                               ----------        ----------
                                               $   52,942        $   50,175
                                               ==========        ==========


                 The accompanying notes are an integral part
                        of these financial statements.

                             SAGE ENERGY COMPANY
                               Balance Sheets
                      (In Thousands, Except Share Data)



                                                     September 30,          June 30,
                                                         1996                 1996
                                                    --------------        ------------
Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable, trade                             $        1,428        $      2,765
Accrued liabilities                                          6,991               6,331
Federal income taxes payable                                 1,019                 555
State income taxes payable                                     596                 435
                                                    --------------        ------------
     Total current liabilities                              10,034              10,086

Bonds payable                                               17,698              18,030

Deferred income taxes                                        4,075               3,823
                                                    --------------        ------------

     Total liabilities                                      31,807              31,939
                                                    --------------        ------------

Stockholder's equity:
     Common stock, $.01 par value; authorized
          12,000 shares; issued 1,399 shares                   -                   -
     Additional paid-in capital                                 14                  14
     Retained earnings                                      21,121              18,222
                                                    --------------        ------------
     Total stockholder's equity                             21,135              18,236

Contingent liabilities
                                                    --------------        ------------
                                                    $       52,942        $     50,175
                                                    ==============        ============


                 The accompanying notes are an integral part
                        of these financial statements.

                              SAGE ENERGY COMPANY
                   Statements of Income and Retained Earnings
                (In Thousands, Except per Share and Share Data)


                                                                  Three  Months Ended
                                                                     September  30,
                                                     --------------------------------------------
                                                            1996                        1995
                                                     -----------------           ----------------
Revenues:
   Oil and gas sales                                 $           8,383           $          5,794
   Contract drilling                                               266                        369
   Interest and other income                                     2,027                        387
                                                     -----------------           ----------------
      Total revenues                                            10,676                      6,550
                                                     -----------------           ----------------

Costs and expenses:
   Oil and gas operations:
      Production taxes                                             369                        287
      Production costs                                           1,523                      1,886
      Nonproductive exploration
         and property abandonment costs                            928                        223
                                                     -----------------           ----------------
                                                                 2,820                      2,396

   Contract drilling direct costs                                  194                        251
   Depreciation, depletion and
      amortization                                               1,734                      1,740
   Geological and geophysical                                      149                         40
   General and administrative                                      904                        554
   Interest                                                        380                        394
                                                     -----------------           ----------------
      Total costs and expenses                                   6,181                      5,375
                                                     -----------------           ----------------

Income  from operations before income taxes                      4,495                      1,175

Income tax expense:
   Federal - current                                             1,268                        265
   State - current                                                  94                         15
   Deferred                                                        252                         81
                                                     -----------------           ----------------
                                                                 1,614                        361
                                                     -----------------           ----------------

Income before extraordinary item                                 2,881                        814

   Extraordinary item - debenture retirement
      (net of income taxes of $12)                                  18                       -
                                                     -----------------           ----------------
Net income                                                       2,899                        814


Retained earnings:
   Beginning                                                    18,222                     13,796
                                                     -----------------           ----------------

   Ending                                            $          21,121           $         14,610
                                                     =================           ================

Income per common share before
   extraordinary item                                $           2,059           $            582

   Extraordinary item                                               13                       -
                                                     -----------------           ----------------

Net income per common share                          $           2,072           $            582
                                                     =================           ================

Weighted average number of shares                                1,399                      1,399
                                                     =================           ================


                 The accompanying notes are an integral part
                        of these financial statements.

                             SAGE ENERGY COMPANY
                           Statements of Cash Flows
                                (In Thousands)


                                                                      Three months ended
                                                                         September 30,
                                                             -----------------------------------
                                                                  1996                   1995
                                                             -------------          ------------
Cash flows from operating activities:
   Net income                                                $       2,899          $        814
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Extraordinary item before income taxes                         30                   -
         Depreciation, depletion and
            amortization                                             1,734                 1,740
         Loss (gain) on disposition of assets                       (1,062)                 (139)
         Deferred income taxes                                         252                    81

         Changes in current assets and
            liabilities:
            Accounts receivable                                         68                  (962)
            Federal income tax receivable                             -                      265
            Inventories                                               (102)                   66
            Prepaid expenses                                          (154)                   16
            Other assets                                                 2                  -
            Accounts payable                                        (1,337)                  449
            Accrued liabilities                                        660                   972
            Federal income taxes payable                               464                   -
            State income taxes payable                                 161                    15
                                                             -------------          ------------
               Total adjustments                                       716                 2,503
                                                             -------------          ------------

               Net cash provided by
                  operating activities                               3,615                 3,317
                                                             -------------          ------------

Cash flows from investing activities:
   Proceeds from sales of assets                                     2,499                 1,463
   Capital expenditures                                             (3,055)               (2,944)
                                                             -------------          ------------

               Net cash used in investing
                  activities                                          (556)               (1,481)
                                                             -------------          ------------

Cash flows from financing activities:
   Long-term debt retired                                             (332)                 -
                                                             -------------          ------------

               Net cash used in
                  financing activities                                (332)                 -
                                                             -------------          ------------

Net increase  in cash and cash equivalents                           2,727                 1,836

Cash and cash equivalents:
   Beginning of period                                               7,966                 3,104
                                                             -------------          ------------

   End of period                                             $      10,693          $      4,940
                                                             =============          ============


                 The accompanying notes are an integral part
                        of these financial statements.

                             SAGE ENERGY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

NOTE 1

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the three months then ended. The results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has adopted Statement 121 in the fiscal year beginning July 1, 1996. However, there is no impact on the Company's financial position or results of its operations upon adoption.

NOTE 3

The Second Amended and Restated Credit Agreement provides a revolving credit facility under which the Company may borrow from time to time through June 30, 1997 an amount referenced to the Company's "borrowing base," but not to exceed $3,000,000. The borrowing base is generally determined by the value of the company's oil and gas properties. As of September 30, 1996, there was no outstanding term loan and there were no borrowings outstanding with respect to the revolving credit facility.

NOTE 4

During the three-month period ended September 30, 1996, the Company announced a plan to effect a redemption of up to $7,000,000 of its outstanding convertible subordinated debentures. Such redemption is to be effected at a price equal to 100% of the principal amount of each debenture so redeemed. Subsequent to September 30, 1996, the Company redeemed $7,000,000 in principal amount of its outstanding debentures.

NOTE 5

During the three-month period ended September 30, 1995, the Company sold all of its producing properties in the state of Oklahoma for an aggregate consideration of $925,000. The sale resulted in a gain of approximately $489,000 before income taxes. During the three-month period ended September 30, 1996, the Company sold several undeveloped prospects in North Dakota for an aggregate consideration of $2,024,000. The sale resulted in a gain of approximately $1,653,000 before income taxes. These gains have been included in interest and other income in the accompanying statements of income.

NOTE 6

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial condition or results of its operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             Financial Position

                    September 30, 1996 and June 30, 1996


         The Company's current ratio was 2.26 to 1 at September 30, 1996 as compared to the June 30, 1996 current ratio of 1.96 to 1. Cash on hand at September 30, 1996 was $10,693,000 and $7,966,000 at June 30, 1996. Subsequent
to September 30, 1996, the Company used $7,000,000 cash to redeem certain of its outstanding subordinated debentures (see Liquidity and Capital Resources). There is presently no outstanding indebtedness under the Company's Restated Credit Agreement with Texas Commerce Bank ("the Bank") (discussed under "Liquidity and Capital Resources").

         During the quarter ended September 30, 1996, the Company used cash from operations to, among other things, drill and rework wells and acquire leases and related properties for drilling and repurchase of debentures of $332,000 in principal amount. Specifically, the Company spent approximately $3,055,000 for capital expenditures as described below.

         The Company's net fixed assets decreased slightly during the first quarter of fiscal 1997 primarily as a result of the sale of certain North Dakota properties and by depletion and depreciation charges of $1,727,000 and by write-offs of plugged and abandoned properties, non productive properties, and expired leases of approximately $914,000. This decrease was partially offset by additions to the Company's producing oil and gas properties which resulted from drilling and recompletion work, and from acquisitions of leases. (See discussion under the heading "Liquidity and Capital Resources"). Only one of the Company's drilling rigs was active during the first quarter of fiscal 1997.

         In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company adopted Statement 121 in the fiscal year beginning July 1, 1996. However, there is no impact on the Company's financial position or the results of its operations upon adoption.

                            Results of Operations

          Three Months Ended September 30, 1996 and September 30, 1995

         The Company's oil and gas revenues were higher in the first quarter of fiscal 1997 than the prior comparable quarter a year ago primarily as a result of higher oil and gas prices. As compared to the first quarter of the prior comparable year, lower oil production had a negative effect on revenue of approximately $111,000. Higher gas production increased revenues by approximately $676,000. Average oil and gas prices were significantly higher than the prior comparable quarter, $21.71 vs. $16.70 per barrel and $2.24 vs. $1.45 per Mcf, which amounts to an approximate revenue increase of $2,011,000. Production costs decreased somewhat due to a lower number of vertical wells operated (resulting from horizontal drilling activity) and lower plugging and fracturing costs.

         Interest and other income increased from the prior comparable quarter a year ago due to the Company's sale of certain North Dakota properties for a total consideration of approximately $2,024,000 resulting in a gain of approximately $1,653,000 before tax effect. In the same quarter a year ago, the Company sold its Oklahoma gas properties. The properties were sold for $925,000 which generated a gain of $489,000 before tax effect.

         Non-production exploration and property abandonments were higher than the same quarter a year ago due to undeveloped property write-offs and dry hole costs. General and administrative costs were higher due to the accrual of one-fourth of the annual total compensation to four of the Company's officers and directors based on the compensation plan adopted by the Compensation Committee in December 1995, effective for fiscal 1997.

         Interest expense at September 30, 1996 decreased slightly as compared to the prior comparable quarter due to decreased debt. The Company reacquired and cancelled $832,000 in principal amount of its outstanding 8 1/2% Subordinated Debentures due 2005 (the" Debentures") during the period of September 30, 1995 through September 30, 1996 thus decreasing the aggregate annual interest expense attributable to the Debentures by $70,720. The Company may incur additional indebtedness under its revolving line of credit described below.

         The Company will incur ongoing interest expense related to its outstanding indebtedness presently comprised of its outstanding Debentures. However, this interest expense will decrease due to the Company's redemption of $7,0000,000 in principal amount of its outstanding debentures on November 1,1996. Should the Company incur additional bank indebtedness to finance its exploration, development, and possible property acquisition activities, interest expense will further increase during the periods in which such indebtedness is incurred and outstanding.

         The Company completed one (1) new producing well as operator in the first quarter of fiscal 1997 and re- entered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                       Liquidity and Capital Resources

         The Company's long-term debt at September 30, 1996 consisted of its Debentures which had an aggregate outstanding balance of $17,698,000. Debentures having an additional $332,000 in principal were reacquired for $298,800 cash (plus interest and commission) and cancelled in July 1996. The Company on November 1, 1996 redeemed $7,000,000 in principal amount of its outstanding debentures. The redemption was carried out in accordance with the terms of such securities and was effected at a price equal to 100% of the principal amount of each debenture so redeemed. Following the redemption, the aggregate principal amount of the outstanding Debentures is $10,698,000. It is expected that although the redemption will significantly and adversely affect the Company's liquidity in the short term, the Company's liquidity, over time, will be enhanced as a result of the elimination of approximately $595,000 in annual interest payments. In addition, absent further redemptions (or other acquisition and retirement of Debentures), the Company would be required to make sinking fund payments in fiscal 2002. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of Debentures.

         Under the Company's Restated Credit Agreement with Texas Commerce Bank, as amended, the Company may borrow up to $3,000,000 under the revolving credit facility until June 30, 1997 (the "Termination Date"). On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. As of September 30, 1996, the Company had not drawn funds under the revolving credit facility. The Company presently has no indebtedness under the Revolving Credit Agreement.

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

         The Company will consider the payment of cash dividends (in accordance with applicable law and the provisions of the Restated Credit Agreement as the same may be modified or amended from time to time) in the future. The payment of such dividends will be determined by the Company as general business conditions, the development of the Company's business, the financial condition of the Company, and other factors may warrant. Any such payment of dividends would adversely affect capital resources and liquidity. In December 1995, the Company determined to pay bonuses to four of its officers and directors aggregating $520,000. Based on the formula compensation plan for senior executive officers adopted by the Board of Directors, commencing July 1, 1996, total compensation (including bonuses) for such senior executive officers was estimated to be approximately $2,050,000 for fiscal 1997. However, since Mr. Ron Amini resigned as an executive officer of the Company effective November 15, 1996, it is expected that the actual compensation paid to the senior executive officers (including Mr. Ron Amini with respect to the portion of the year for which he served) will be approximately $1,730,000.

         On a routine basis, certain of the Company's officers obtain working interests in certain of the Company's wells. Generally, the Company will advance monies as operator on behalf of such persons with respect to their pro rata share of drilling, equipping, leasehold and operating costs. As of September 30, 1996, the Company had receivables from such persons in the aggregate amount of $2,517,000. Although the Company may effectively offset such amounts against sums due such persons with respect to their working interests ($1,598,000 at September 30, 1996), such costs, until recouped, can adversely affect the Company's liquidity.

         The Company elected not to make a sinking fund payment in fiscal 1997 (which would ordinarily have been due at least one business day before October 15, 1996) for the purpose of setting aside funds to retire its outstanding Debentures. The Company is not required to make such payment, which would ordinarily be a sum in cash sufficient to retire by redemption $1,500,000 principal amount of the Debentures, because it reacquired and cancelled a sufficient number of Debentures to eliminate the sinking fund payment required on such date. The Company, if it elects, may presently defer sinking fund payments until 1998 (prior to the $7,000,000 redemption discussed above).

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


                                      Sage Energy Company
                                      -------------------
                                           (Registrant)


Date:  November 19, 1996           By:       /s/   Jesse Minor
                                      ----------------------------------
                                      Jesse Minor
                                      President



Date:  November 19, 1996           By:       /s/   Stanley A. Paris, Jr.
                                      ----------------------------------
                                      Stanley A. Paris, Jr.
                                      Vice President-Finance
                                      Principal Accounting Officer

INDEX TO EXHIBITS



Exhibit
Number


27.1          Exhibit 27.1     Financial Data Schedule for Three months Ended
              September 30, 1996. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)