Form 10-Q
period 1996-12-31
SAGE ENERGY CO
filed 1997-02-14
CIK 216991

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ----------------------

                                   FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31,1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ------------------

                         Commission File Number 1-7836


                               SAGE ENERGY COMPANY
                       ------------------------------
             (Exact Name of Registrant as Specified in Its Chapter)


          DELAWARE                               75-1542170
--------------------------------     -----------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification
  incorporation or organization)                   Number)




   10101 Reunion Place, Suite 800, San Antonio, Texas   78216-4158
----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, include area code      (210) 340-2288
                                                   --------------------


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X       No
                                -------        ------

1,399 shares of $.01 par value common stock were outstanding at February 14, 1997.

                              SAGE ENERGY COMPANY



                                     INDEX



PART I.     FINANCIAL INFORMATION                                   PAGE NUMBER
                                                                    -----------

Item 1.     Financial Statements

            Balance Sheets -
            December 31, 1996 (Unaudited)
            and June 30, 1996                                          1-2

            Statements of Income and
            Retained Earnings - Six months and
            three months ended December 31, 1996
            and 1995 (Unaudited)                                       3

            Statements of Cash Flow - Six months
            ended December 31, 1996 and 1995
            (Unaudited)                                                4

            Notes to Financial Statements                              5-6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 7-11

PART II     OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY                12
            HOLDERS

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                           12


Signatures                                                             13

                              SAGE ENERGY COMPANY
                         10101 Reunion Place, Suite 800
                         San Antonio, Texas 78216-4158


     --------------------------------------------------------------------




                                QUARTERLY REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                                   FORM 10-Q

     --------------------------------------------------------------------


                                     PART I

                             FINANCIAL INFORMATION

     --------------------------------------------------------------------

                          SAGE ENERGY COMPANY
                             Balance Sheets
                   (In Thousands, Except Share Data)



                                              December 31,  June 30,
                                                 1996         1996
                                              ------------  --------
Assets

Current assets:

Cash and cash equivalents                      $  5,260    $  7,966
Accounts receivable
      Trade                                       2,816       3,561
      Oil and gas sales                           8,045       6,839
Federal income tax receivable                       362           -
Inventories - well and production
      equipment, at cost                          1,548       1,333
Prepaid expenses                                    225          88
                                               --------    --------
      Total current assets                       18,256      19,787
                                               --------    --------

Property, plant and equipment, at cost:
      Producing oil and gas properties
             (successful efforts method)        120,212     119,550
      Undeveloped properties                      5,684       4,812
      Drilling equipment                          5,322       5,096
      Other                                       3,035       3,038
                                               --------    --------
                                                134,253     132,496

      Less accumulated depreciation and
             depletion                         (103,396)   (102,355)
                                               --------    --------
                                                 30,857      30,141
                                               --------    --------

Other assets, at cost, net of accumulated
      amortization                                  139         247
                                               --------    --------
                                               $ 49,252    $ 50,175
                                               ========    ========


              The accompanying notes are an integral part
                     of these financial statements.

                          SAGE ENERGY COMPANY
                             Balance Sheets
                   (In Thousands, Except Share Data)


                                                      December 31,  June 30,
                                                         1996         1996
                                                        -------      -------

Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable, trade                                 $ 3,345      $ 2,765
Accrued liabilities                                       7,731        6,331
Federal income taxes payable                                  -          555
State income taxes payable                                  711          435
                                                        -------      -------
       Total current liabilities                         11,787       10,086

Bonds payable                                            10,698       18,030

Deferred income taxes                                     4,480        3,823
                                                        -------      -------

       Total liabilities                                 26,965       31,939
                                                        -------      -------

Stockholder's equity:
       Common stock, $.0l par value; authorized
              12,000 shares; issued 1,399 shares              -            -
       Additional paid-in capital                            14           14
       Retained earnings                                 22,273       18,222
                                                        -------      -------
       Total stockholder's equity                        22,287       18,236

Contingent liabilities
                                                        -------      -------
                                                        $49,252      $50,175
                                                        =======      =======

              The accompanying notes are an integral part
                     of these financial statements.

                          SAGE ENERGY COMPANY
               Statements of Income and Retained Earnings
            (In Thousands, Except per Share and Share Data)

                                                  Six Months Ended     Three Months Ended
                                                     December 31,         December 31,
                                                 ------------------    ------------------
                                                  1996        1995       1996       1995
                                                  ----        ----       ----       ----
Revenues:
     Oil and gas sales                           $17,248     $11,911   $ 8,865    $ 6,117
     Contract drilling                               641         987       375        618
     Interest and other income                     1,557         523      (470)       136
                                                 -------     -------   -------    -------
          Total revenues                          19,446      13,421     8,770      6,871
                                                 -------     -------   -------    -------
Costs and expenses:
     Oil and gas operations
          Production taxes                           766         579       397        292
          Production costs                         3,828       3,628     2,305      1,742
          Nonproductive exploration
               and property abandonment costs      1,049         291       121         68
                                                 -------     -------   -------    -------
                                                   5,643       4,498     2,823      2,102
     Contract drilling direct costs                  438         763       244        512
     Depreciation, depletion and
          amortization                             3,348       3,332     1,614      1,592
     Geological and geophysical                      187         130        38         90
     General and administrative                    2,133       1,802     1,229      1,248
     Interest                                        656         780       276        386
                                                 -------     -------   -------    -------
          Total costs and expenses                12,405      11,305     6,224      5,930
                                                 -------     -------   -------    -------

Income from operations before income taxes         7,041       2,116     2,546        941

Income tax expense (benefit):
     Federal - current                             2,173         252       905       (13)
     State -  current                                178          32        84         17
     Deferred                                        657         377       405        296
                                                 -------     -------   -------    -------
                                                   3,008         661     1,394        300
                                                 -------     -------   -------    -------

Income before extraordinary item                   4,033       1,455     1,152        641

     Extraordinary item - debenture retirement
          (net of income taxes of $12)                18          41         -         41
                                                 -------     -------   -------    -------

Net income                                         4,051       1,496     1,152        682

Retained earnings:
     Beginning                                    18,222      13,796    21,121     14,610
                                                 -------     -------   -------    -------

     Ending                                      $22,273     $15,292   $22,273    $15,292
                                                 =======     =======   =======    =======
Income per common share before
     extraordinary item                          $ 2,883     $ 1,040   $   823    $   458

     Extraordinary item                               13          29         -         29
                                                 -------     -------   -------    -------

Net income per common share                      $ 2,896       1,069   $   823    $   487
                                                 =======     =======   =======    =======
Weighted average number of shares                  1,399       1,399     1,399      1,399
                                                 =======     =======   =======    =======

              The accompanying notes are an integral part
                     of these financial statements.

                          SAGE ENERGY COMPANY
                        Statements of Cash Flows
                             (In Thousands)

                                                          Six months ended
                                                             December 31,
                                                        ---------------------
                                                          1996          1995
                                                        -------       -------
Cash flows from operating activities
      Net income                                        $ 4,051       $ 1,496
                                                        -------       -------
          Adjustments to reconcile net income to
          net cash provided by operating activities:
               Extraordinary item before income taxes        30            59
               Depreciation, depletion and
                     amortization                         3,348         3,332
               Loss (gain) on disposition of assets        (634)         (651)
               Deferred income taxes                        657           377

               Changes in current assets and
                     liabilities:
                     Accounts receivable                   (461)       (2,483)
                     Federal income tax receivable         (362)          267
                     Inventories                           (215)          359
                     Prepaid expenses                      (137)           38
                     Other assets                            95             -
                     Accounts payable                       580         1,162
                     Accrued liabilities                  1,400         1,251
                     Federal income taxes payable          (555)            -
                     State income taxes payable             276            35
                                                        -------       -------
                          Total adjustments               4,022         3,746
                                                        -------       -------

                          Net cash provided by
                                operating activities      8,073         5,242
                                                        -------       -------

Cash flows from investing activities:
      Proceeds from sales of assets                       2,869         2,001
      Capital expenditures                               (6,316)       (5,187)
                                                        -------       -------

                          Net cash used in investing
                                activities               (3,447)       (3,186)
                                                        -------       -------

Cash flows from financing activities:
      Long-term debt retired                             (7,332)         (500)
                                                        -------       -------

                          Net cash used in
                                financing activities     (7,332)         (500)
                                                        -------       -------

Net increase (decrease) in cash and cash equivalents     (2,706)        1,556

Cash and cash equivalents:
      Beginning of period                                 7,966         3,104
                                                        -------       -------

      End of period                                     $ 5,260       $ 4,660
                                                        =======       =======

              The accompanying notes are an integral part
                     of these financial statements.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996, and the results of operations and cash flows for the six months then ended. The results of operations for the six-month period and three-month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has adopted Statement 121 in the fiscal year beginning July 1, 1996. However, there is no impact on the Company's financial position or results of operations upon adoption.

NOTE 3

The Second Amended and Restated Credit Agreement provides a revolving credit facility under which the Company may borrow from time to time through June 30, 1997 an amount referenced to the Company's "borrowing base," but not to exceed $3,000,000. The borrowing base is generally determined by the value of the company's oil and gas properties. As of December 31, 1996, there was no outstanding term loan and there were no borrowings outstanding with respect to the revolving credit facility.

NOTE 4

During the six-month period ended December 31, 1996, the Company redeemed $7,332,000 of its outstanding convertible subordinated Debentures. Of the redeemed Debentures, $7,000,000 was effected at a price equal to 100% of the principal amount of each Debenture so redeemed.

NOTE 5

During the six-month period ended December 31, 1995, the Company sold all of its producing properties in the state of Oklahoma for an aggregate consideration of $925,000. The sale resulted in a gain of approximately $489,000 before income taxes which has been included in interest and other income in the accompanying statements of income. During the six-month period ended December 31, 1996, the Company sold several undeveloped prospects in North Dakota for an aggregate consideration of $2,024,000. The sale resulted in a gain of approximately $1,653,000 before income taxes. The Company also sold some producing properties in New Mexico for an aggregate consideration of $35,000 before income taxes. The sale resulted in a loss of approximately $536,000 before income taxes. The net gain has been included in interest and other income in the accompanying statements of income.

NOTE 6

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                               Financial Position

                      December 31, 1996 and June 30, 1996


         The Company's current ratio was 1.55 to 1 at December 31, 1996 as compared to the June 30, 1996 current ratio of 1.96 to 1. Cash on hand at December 31, 1996 was $5,260,000 and $7,966,000 at June 30, 1996. There is
presently no outstanding indebtedness under the Company's Restated Credit Agreement with Texas Commerce Bank ("the Bank") (discussed under "Liquidity and Capital Resources").

         During the quarter ended December 31, 1996, the Company used cash from operations to, among other things, drill and rework wells and acquire leases and related properties for drilling and repurchase certain of its outstanding 8 1/2 % Subordinated Debentures due 2005 ("Debentures") of $7,000,000 in principal amount (see Liquidity and Capital Resources). Specifically, the Company spent approximately $3,264,000 for capital expenditures as described below.

         The Company's net fixed assets increased during the second quarter of fiscal 1997 primarily as a result of additions to the Company's producing oil and gas properties which resulted from drilling and recompletion work, and from acquisitions of leases. (See discussion under the heading "Liquidity and Capital Resources"). This increase was partially offset by depletion and depreciation charges of $1,608,000 and by write-offs of plugged and abandoned properties, non productive properties, and expired leases of approximately $8,000. Only one of the Company's drilling rigs was active during the second quarter of fiscal 1997.

         In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company adopted Statement 121 for the fiscal year beginning July 1, 1996. However, there is no impact on the Company's financial position or the results of operations upon adoption.

                            Results of Operations

          Three Months Ended December 31, 1996 and December 31, 1995

         The Company's oil and gas revenues were higher in the second quarter of fiscal 1997 than the prior comparable quarter a year ago primarily as a result of higher oil and gas prices. Average oil and gas prices were significantly higher than the prior comparable quarter, $23.95 vs. $17.16 per barrel and $3.00 vs. $1.86 per Mcf, which amounts to an approximate revenue increase of $2,941,000. Interest and other income decreased primarily as the result of a loss on the sale of certain New Mexico properties for $35,000 which generated a loss before taxes of $536,000. Production costs increased due to higher fracturing costs.

         Interest expense at December 31, 1996 decreased as compared to the prior comparable quarter due to decreased debt. The Company reacquired and cancelled $7,000,000 in principal amount of its outstanding Debentures on November 1, 1996 thus decreasing the aggregate annual interest expense attributable to the Debentures by $595,000. The Company reacquired and cancelled Debentures of $500,000 in principal amount in the same comparable quarter a year ago. Although the Company may in the future consider redeeming additional Debentures, it may also incur additional indebtedness under its revolving line of credit to finance its exploration, development, and possible property acquisition activities. Interest expense will further increase during the periods in which such indebtedness is incurred and outstanding.

         The Company completed four (4) new producing well(s) as operator in the second quarter of fiscal 1997 and re- entered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                             Results of Operations
            Six Months Ended December 31, 1996 and December 31, 1995

         A comparison of the Company's operations from the six-month periods ended December 31, 1996 and December 31, 1995 can generally be made on the same basis as the comparison of the three-month periods discussed above. The reasons for the operating income (loss) and the factors affecting profitability are generally the same, except for the following additional factors.

         Interest and other income increased from the prior comparable quarter a year ago due to the Company's sale of certain North Dakota properties for a total consideration of approximately $2,024,000 resulting in a gain of approximately $1,653,000 before tax effect. In the same period a year ago, the Company also sold its Oklahoma gas properties generating a gain of $489,000 before tax effect. Non-productive exploration and property abandonment costs were higher than the same period a year ago due to undeveloped property write-offs and dry hole costs.


                        Liquidity and Capital Resources

         The Company's long-term debt at December 31, 1996 consisted of its Debentures which had an aggregate outstanding balance of $10,698,000. On November 1, 1996, the Company redeemed $7,000,000 in principal amount of its outstanding Debentures. The redemption was carried out in accordance with the terms of such securities and was effected at a price equal to 100% of the principal amount of each Debenture so redeemed. It is expected that although the redemption will significantly and adversely affect the Company's liquidity in the short term, the Company's liquidity, over time, will be enhanced as a result of the elimination of approximately $595,000 in annual interest payments. In addition, absent further redemptions (or other acquisition and retirement of Debentures), the Company would be required to make sinking fund payments in fiscal 2002. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of Debentures.

         Under the Company's Restated Credit Agreement with Texas Commerce Bank, as amended, the Company may borrow up to $3,000,000 under the revolving credit facility until June 30, 1997 (the "Termination Date"). On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. As of December 31, 1996, the Company had not drawn funds under the revolving credit facility.

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

         For some time the Company has aggressively pursued exploration and development activities (particularly horizontal drilling activities) and incurred expenditures attendant thereto. At the time such expanded activities are undertaken, they may result in a short-term negative impact on capital resources and liquidity even if they are ultimately successful. In part, as a result of such activities the Company entered into the Restated Credit Agreement and in the past borrowed funds under the revolving credit facility. Although the funds have since been repaid, additional funds may be borrowed under the revolving credit facility for drilling or producing property acquisitions at a later date.

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

         The Company intends to continue on a modified basis its exploration and development activities in the Austin Chalk and in other areas. Such activity will in large part be based upon availability of capital and economic prospects and with consideration for continued volatility in oil and gas prices. The Company will also continue to seek undeveloped leasehold acreage and to consider various proposals for the acquisition of producing properties within such parameters. Further, the Company will expend funds to implement various enhanced recovery techniques within such parameters and continue its horizontal drilling activities with industry partners and on its own. The Company also pursues exploration opportunities which it has identified through the use of computer technology and 3-D seismic. The Company anticipates that its increased exploration activities will continue to have a negative impact on its liquidity. The Company anticipates utilizing internally generated funds and, if necessary and available, funds under the Restated Credit Agreement to continue such activities.

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

         On a routine basis, certain of the Company's officers and directors obtain working interests in certain of the Company's wells. Generally, the Company will advance monies as operator on behalf of such persons with respect to their pro rata share of drilling, equipping, leasehold and operating costs. As of December 31, 1996, the Company had receivables from such persons in the aggregate amount of $1,286,000. Although the Company may effectively offset such amounts against sums due such persons with respect to their working interests ($1,971,000 at December 31, 1996), such costs, until recouped, can adversely affect the Company's liquidity.

         The Company elected not to make a sinking fund payment in fiscal 1997 (which would ordinarily have been due at least one business day before October 15, 1996) for the purpose of setting aside funds to retire its outstanding Debentures. The Company is not required to make such payment, which would ordinarily be a sum in cash sufficient to retire by redemption $1,500,000 principal amount of the Debentures, because it reacquired and cancelled a sufficient number of Debentures to eliminate the sinking fund payment required on such date. The Company, if it elects, may presently defer sinking fund payments until October, 2002.

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



------------------------------------

                           PART II  OTHER INFORMATION



Item 4.      Submission of Matters to a Vote of Security Holders

             Pursuant to a unanimous written consent of the sole stockholder of Sage Energy Company dated December 12, 1996, Jesse Minor, Rex Amini, Michael Amini, Ronald Amini, Mark S. Solomon, and Harold Conrad were re- elected as members of the Board of Directors of Sage Energy Company.

Item 6.      Exhibits and Reports on Form 8-K


                    Exhibit 27.1  Financial Data Schedule

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has only caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Sage Energy Company
                                           ----------------------------
                                           (Registrant)





Date:  February 14, 1997           By:     /s/ Jesse Minor
                                           ----------------------------
                                           Jesse Minor
                                           President



Date:  February 14, 1997           By:     /s/ Stanley A. Paris, Jr.
                                           ----------------------------
                                           Stanley A. Paris, Jr.
                                           Vice President-Finance
                                           Principal Accounting Officer

INDEX TO EXHIBITS



Exhibit
Number


27.1          Exhibit 27.1     Financial Data Schedule for Three months Ended
              December 31, 1996. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)