Form 10-Q
period 1997-03-31
SAGE ENERGY CO
filed 1997-05-15
CIK 216991

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ----------------

                                   FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31,1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to
                                   ---------------   ----------------

                         Commission File Number 1-7836


                              SAGE ENERGY COMPANY
 ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Chapter)


          DELAWARE                            75-1542170
--------------------------------     -----------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification
  incorporation or organization)          Number)




   10101 Reunion Place, Suite 800, San Antonio, Texas   78216-4158
----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, include area code      (210) 340-2288
                                                     ----------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X       No
                                ---         ---

1,399 shares of $.01 par value common stock were outstanding at May 14, 1997.

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



--------------------------------------------------------------------------------

                              SAGE ENERGY COMPANY



                                     INDEX



PART I.    FINANCIAL INFORMATION                         PAGE NUMBER
                                                         -----------

Item 1.     Financial Statements
            Balance Sheets -
            March 31, 1997 (Unaudited)
            and June 30, 1996                                1-2

            Statements of Income and
            Retained Earnings - Nine months and
            three months ended March 31,1997
            and 1996 (Unaudited)                               3

            Statements of Cash Flow - Nine months
            ended March 31, 1997 and 1996
            (Unaudited)                                        4

            Notes to Financial Statements                    5-6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      7-11

PART II       OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                12


Signatures                                                    13

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)


                                           March 31,            June 30,
                                             1997                 1996
                                           ---------           ---------
Assets

Current assets:

Cash and cash equivalents                  $   9,798           $   7,966
Accounts receivable:
    Trade                                      3,028               3,561
    Oil and gas sales                          6,242               6,839
Inventories - well and production
    equipment, at cost                         1,707               1,333
Prepaid expenses                                 322                  88
                                           ---------           ---------
    Total current assets                      21,097              19,787
                                           ---------           ---------

Property, plant and equipment, at cost:
    Producing oil and gas properties
        (successful efforts method)          121,829             119,550
    Undeveloped properties                     5,511               4,812
    Drilling equipment                         5,325               5,096
    Other                                      3,045               3,038
                                           ---------           ---------
                                             135,710             132,496

    Less accumulated depreciation
      and depletion                         (104,482)           (102,355)
                                           ---------           ---------
                                              31,228              30,141
                                           ---------           ---------

Other assets, at cost, net of accumulated
      amortization                               135                 247
                                           ---------           ---------
                                           $  52,460           $  50,175
                                           =========           =========


                   The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                                 Balance Sheets
                       (In Thousands, Except Share Data)


                                                      March 31,        June 30,
                                                        1997             1996
                                                      ---------        --------
Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable, trade                                $ 3,607          $ 2,765
Accrued liabilities                                      7,264            6,331
Federal income taxes payable                               105              555
State income taxes payable                                 879              435
                                                       -------          -------
    Total current liabilities                           11,855           10,086

Bonds payable                                           10,698           18,030

Deferred income taxes                                    4,107            3,823
                                                       -------          -------

    Total liabilities                                   26,660           31,939
                                                       -------          -------

Stockholder's equity:
    Common stock, $.01 par value; authorized
        12,000 shares; issued 1,399 shares                 --               --
    Additional paid-in capital                              14               14
    Retained earnings                                   25,786           18,222
                                                       -------          -------
    Total stockholder's equity                          25,800           18,236

Contingent liabilities
                                                       -------          -------
                                                       $52,460          $50,175
                                                       =======          =======

                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                   Statements of Income and Retained Earnings
                (In Thousands, Except per Share and Share Data)

                                                      Nine Months Ended      Three Months Ended
                                                          March 31,              March 31,
                                                      -----------------------------------------
                                                      1997         1996       1997         1996
                                                      ----         ----       ----         ----
Revenues:
  Oil and gas sales                                 $25,679      $19,277     $8,431       $7,366
  Contract drilling                                     899        1,406        258          419
  Interest and other income                           2,650        1,151      1,093          628
                                                    -------      -------     ------       ------
      Total revenues                                 29,228       21,834      9,782        8,413
                                                    -------      -------     ------       ------

Costs and expenses:
  Oil and gas operations:
    Production taxes                                  1,134          936        368          357
    Production costs                                  5,543        5,343      1,715        1,715
    Nonproductive exploration
      and property abandonment costs                  1,076          378         27           87
                                                    -------      -------     ------       ------
                                                      7,753        6,657      2,110        2,159
  Contract drilling direct costs                        643        1,091        205          328
  Depreciation, depletion and
    amortization                                      5,150        5,169      1,802        1,837
  Geological and geophysical                            237          209         50           79
  General and administrative                          2,946        2,417        813          615
  Interest                                              883        1,164        227          384
                                                    -------      -------     ------       ------
      Total costs and expenses                       17,612       16,707      5,207        5,402
                                                    -------      -------     ------       ------

Income from operations before income taxes           11,616        5,127      4,575        3,011

Income tax expense (benefit):
  Federal -- current                                  3,499        1,269      1,326        1,017
  State -- current                                      287          102        109           70
  Deferred                                              284          220       (373)        (157)
                                                    -------      -------     ------       ------
                                                      4,070        1,591      1,062          930
                                                    -------      -------     ------       ------

Income before extraordinary item                      7,546        3,536      3,513        2,081

  Extraordinary item -- debenture retirement
    (net of income taxes of $12)                         18           41         --           --
                                                    -------      -------     ------       ------

Net income                                            7,564        3,577      3,513        2,081

Retained earnings:
  Beginning                                          18,222       13,796     22,273       15,292
                                                    -------      -------     ------       ------

  Ending                                            $25,786      $17,373    $25,786      $17,373
                                                    =======      =======    =======      =======

Income per common share before
  extraordinary item                                $ 5,394      $ 2,528    $ 2,511      $ 1,487

  Extraordinary item                                     13           29         --            0
                                                    -------      -------     ------       ------

Net income per common share                         $ 5,407      $ 2,557    $ 2,511      $ 1,487
                                                    =======      =======    =======      =======

Weighted average number of shares                     1,399        1,399      1,399        1,399
                                                    =======      =======    =======      =======


                  The accompanying notes are an integral part
                         of these financial statements.

                               SAGE ENERGY COMPANY
                             STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                        Nine Months Ended
                                                             March 31,
                                                        ------------------
                                                          1997        1996
                                                          ----        ----
Cash flows from operating activities:
    Net income                                            $7,564     $3,577
                                                        --------    -------
        Adjustments to reconcile net
        income to net cash provided by
        operating activities:
         Extraordinary item before
         income taxes                                         30         60
         Depreciation, depletion and
               amortization                                5,150       5,169
         Gain on disposition of assets                    (1,646)     (1,069)
         Deferred income taxes                               284         220

         Changes in current assets and
               liabilities:
               Accounts receivable                         1,130      (5,695)
               Federal income tax receivable                 -           712
               Inventories                                  (374)        149
               Prepaid expenses                             (234)         62
               Other assets                                   95           -
               Accounts payable                              842         474
               Accrued liabilities                           933       2,581
               Federal income taxes payable                 (450)        517
               State income taxes payable                    444         162
                                                        --------     -------
                     Total adjustments                     6,204       3,342
                                                        --------     -------

                     Net cash provided by
                        operating activities              13,768       6,919
                                                        --------     -------
Cash flows from investing activities:
      Proceeds from sales of assets                        6,329       3,125
      Capital expenditures                               (10,933)     (7,256)
                                                        --------    --------
                     Net cash used in
                       investing activities               (4,604)     (4,131)
                                                        --------    --------
Cash flows from financing activities:
     Long-term debt retired                               (7,332)       (500)
                                                        --------    --------
                    Net cash used in
                       financing activities               (7,332)       (500)
                                                        --------    --------
Net increase in cash and cash equivalents                  1,832       2,288

Cash and cash equivalents:
     Beginning of period                                   7,966       3,104
                                                        --------     -------
     End of period                                      $  9,798     $ 5,392
                                                        ========     =======

                  The accompanying notes are an integral part
                         of these financial statements.

                              SAGE ENERGY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31,1997

NOTE 1

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the nine months then ended. The results of operations for the nine- month period and three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2

During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company has adopted Statement 121 in the fiscal year beginning July 1, 1996. However, there was no impact on the Company's financial position or results of its operations upon adoption.

NOTE 3

The Second Amended and Restated Credit Agreement provides a revolving credit facility under which the Company may borrow from time to time through June 30, 1997 an amount referenced to the Company's "borrowing base," but not to exceed $3,000,000. The borrowing base is generally determined by the value of the company's oil and gas properties. As of March 31, 1997, there was no outstanding term loan and there were no borrowings outstanding with respect to the revolving credit facility.

NOTE 4

During the nine-month period ended March 31, 1997, the Company redeemed $7,332,000 of its outstanding convertible subordinated Debentures. Of the redeemed Debentures, $7,000,000 was effected at a price equal to 100% of the principal amount of each Debenture so redeemed.

NOTE 5

During the nine-month period ended March 31, 1997, the Company sold all of its producing properties in the state of Oklahoma for an aggregate consideration of $925,000. The sale resulted in a gain of approximately $489,000 before income taxes which has been included in interest and other income in the accompanying statements of income. During the nine-month period ended March 31, 1997, the Company sold all of its undeveloped prospects in North Dakota for an aggregate consideration of approximately $3,933,000. The sales resulted in a gain of approximately $2,544,000 before income taxes. The Company also sold some producing properties in New Mexico for an aggregate consideration of $35,000. The sale resulted in a loss of approximately $536,000 before income taxes. The Company also sold several of its interests in non-operated properties for an aggregate consideration of approximately $1,023,000. The sale resulted in a gain of approximately $155,000 before income taxes. The net gain has been included in interest and other income in the accompanying statements of income.

NOTE 6

During the nine-month period ended March 31, 1996, the Company sold three of its drilling rigs for an aggregate consideration of approximately $610,000. The sale resulted in a gain of approximately $447,000 before income tax effect. During the nine-month period ended March 31, 1997, the Company had no such sales.

NOTE 7

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes the ultimate disposition of these matters will have no material adverse effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                               Financial Position

                        March 31,1997 and June 30, 1996


         The Company's current ratio was 1.78 to 1 at March 31, 1997 as compared to the June 30, 1996 current ratio of 1.96 to 1. Cash on hand at March 31, 1997 was $9,798,000 and $7,966,000 at June 30, 1996. There is
presently no outstanding indebtedness under the Company's Restated Credit Agreement with Texas Commerce Bank ("the Bank") (discussed under "Liquidity and Capital Resources").

         During the quarter ended March 31, 1997, the Company used cash from operations to, among other things, drill and rework wells and acquire leases and related properties for drilling. Specifically, the Company spent approximately $4,617,000 for capital expenditures as described below.

         The Company's net fixed assets increased during the third quarter of fiscal 1997 primarily as a result of additions to the Company's producing oil and gas properties which resulted from drilling and recompletion work, and from acquisitions of leases. (See discussion under the heading "Liquidity and Capital Resources"). This increase was partially offset by depletion and depreciation charges of $1,802,000, by write-offs of plugged and abandoned properties, non productive properties, and expired leases of approximately $20,000 and the sale of certain North Dakota properties. Only one of the Company's drilling rigs was active during the third quarter of fiscal 1997.

         In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion 30. The Company adopted Statement 121 for the fiscal year beginning July 1, 1996. However, there was no impact on the Company's financial position or the results of its operations upon adoption.

                             Results of Operations

              Three Months Ended March 31, 1997 and March 31, 1996

         The Company's oil and gas revenues were higher in the third quarter of fiscal 1997 than the prior comparable quarter a year ago as a result of higher oil and gas prices. Average oil and gas prices were significantly higher than the prior comparable quarter, $21.94 vs. $18.86 per barrel and $2.92 vs.$2.17 per Mcf, which amounts to an approximate revenue increase of $1,760,000. Interest and other income increased primarily as the result of a gain on the sale of certain North Dakota properties for $1,825,000 which generated a gain before taxes of $822,750. The Company also sold its interests in several non-operated properties for an aggregate consideration of approximately $1,023,000 resulting in a gain of $155,000 before tax effect. In the same period a year ago, the Company sold three of its drilling rigs for an aggregate consideration of approximately $610,000 which generated a gain before taxes of approximately $447,000. Contract drilling revenue decreased due to the sale of the Company's well servicing division in the prior fiscal year.

         General and administrative expenses increased due primarily to increased total compensation to the four most senior executive officers. Interest expense at March 31, 1997 decreased as compared to the prior comparable quarter due to decreased debt. The Company reacquired and cancelled $7,000,000 in principal amount of its outstanding Debentures on November 1, 1996 thus decreasing the aggregate annual interest expense attributable to the Debentures by $595,000. Although the Company is considering redeeming additional Debentures, it may also incur additional indebtedness under its revolving line of credit to finance its exploration, development, and possible property acquisition activities. Interest expense will further increase during the periods in which such indebtedness is incurred and outstanding.

         The Company completed one (1) new producing well as operator in the third quarter of fiscal 1997 and re-entered, recompleted, reworked or participated in a number of others. Substantially all of the Company's revenues and cash derived from operations came from oil and gas sales. The Company's profitability depends in large part on its ability to find or purchase and efficiently produce oil and gas reserves. In addition, profitability is heavily affected by oil and gas prices.

                             Results of Operations
              Nine Months Ended March 31, 1997 and March 31, 1996

         A comparison of the Company's operations from the nine-month periods ended March 31, 1997 and March 31, 1996 can generally be made on the same basis as the comparison of the three-month periods discussed above. The reasons for the operating income and the factors affecting profitability are generally the same, except for the following additional factors.

         Interest and other income increased from the prior comparable period a year ago due to the Company's sale of certain North Dakota properties for a total consideration of approximately $3,933,000 resulting in a gain of approximately $2,544,000 before tax effect. This was partially offset by the sale of certain New Mexico properties which generated a loss before taxes of $536,000. In the same period a year ago, the Company also sold its Oklahoma gas properties generating a gain of $489,000 before tax effect. Non-productive exploration and property abandonment costs were higher than the same period a year ago due to undeveloped property write-offs and dry hole costs. Production costs increased due to higher fracturing costs.


                        Liquidity and Capital Resources

         The Company's long-term debt at March 31, 1997 consisted of its Debentures which had an aggregate outstanding balance of $10,698,000. On November 1, 1996, the Company redeemed $7,000,000 in principal amount of its outstanding Debentures. The redemption was carried out in accordance with the terms of such securities and was effected at a price equal to 100% of the principal amount of each Debenture so redeemed. It is expected that although the redemption will significantly and adversely affect the Company's liquidity in the short term, the Company's liquidity, over time, will be enhanced as a result of the elimination of approximately $595,000 in annual interest payments. The Company is actively reviewing the possibility of a significant additional redemption of the Debentures. Any such redemption would have effects on the Company's liquidity similar to that of the November 1996 redemption. The Debentures are convertible into cash at the rate of $260 per every $1,000 in principal amount of Debentures.

         Under the Company's Restated Credit Agreement with Texas Commerce Bank, as amended, the Company may borrow up to $3,000,000 under the revolving credit facility until June 30, 1997 (the "Termination Date"). On the Termination Date (subject to acceleration for certain events), any outstanding balance under the Restated Credit Agreement is scheduled to be fully paid. However, such repayment may be accelerated by the Company based upon availability of cash or other appropriate uses of cash, and other factors in its discretion. The Company may, in the future, amend the Restated Credit Agreement to extend the Termination Date thereof. The Company presently has no indebtedness under the Restated Credit Agreement.

         Management of the Company deems it important to acquire additional properties with longer life reserves at suitable prices, however, the Company also on a routine basis considers sales of properties and other assets at appropriate prices. The proceeds from any such sales could be used for a variety of purposes, including property acquisitions, acquisitions of outstanding Debentures, and repayment of bank debt, if any. In this regard, in the first three quarters of fiscal 1997 the Company sold acreage in North Dakota for approximately $3,933,000 and certain non-operated properties in Texas for $1,023,000.

         At the present time the Company does not expect its contract drilling business to be significant and is presently exploring the possibility of selling three of its four remaining rigs.

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

         Absent additional acquisitions of producing properties, future revenues can be expected to decline due to a decrease in production resulting from decreased drilling activities and the natural decline in the Austin Chalk Trend area where a majority of the Company's horizontal drilling takes place. Wells in the Austin Chalk Trend area have traditionally exhibited significant initial production followed by a more rapid decline than other areas. In addition, reservoir characteristics make extrapolating future production and revenues from wells in this area difficult. Production costs may also decline as a result of decreased production. Revenue will also decline in response to negative changes in oil and gas prices.

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

         The Company may consider the payment of cash dividends (in accordance with applicable law and the provisions of the Restated Credit Agreement as the same may be modified or amended from time to time) in the future. The payment of such dividends will be determined by the Company as general business conditions, the development of the Company's business, the financial condition of the Company, and other factors may warrant. Based on the formula compensation plan for the four most senior executive officers of the Company adopted by the Board of Directors, commencing July 1, 1996, total compensation (including bonuses) for such senior executive officers was estimated to be approximately $2,050,000 for fiscal 1997. However, since Mr. Ron Amini resigned as an executive officer of the Company effective November 15, 1996, it is expected that the actual compensation paid to the senior executive officers (including Mr. Ron Amini with respect to the portion of the year for which he served) will be approximately $1,730,000.

         On a routine basis, certain of the Company's officers and directors obtain working interests in certain of the Company's wells. Generally, the Company will advance monies as operator on behalf of such persons with respect to their pro rata share of drilling, equipping, leasehold and operating costs. As of March 31, 1997, the Company had receivables from such persons in the aggregate amount of $2,048,000. Although the Company may effectively offset such amounts against sums due such persons with respect to their working interests ($1,640,000 at March 31, 1997), such costs, until recouped, can adversely affect the Company's liquidity.

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

------------------------

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


                                        Sage Energy Company
                                           (Registrant)

Date:  May 14, 1997         By:      /s/ JESSE MINOR
                               --------------------------------
                                         Jesse Minor
                                         President



Date:  May 14, 1997         By:      /s/ STANLEY A. PARIS, JR.
                               --------------------------------
                                         Stanley A. Paris, Jr.
                                         Vice President-Finance
                                         Principal Accounting Officer

INDEX TO EXHIBITS



Exhibit
Number


27.1          Exhibit 27.1     Financial Data Schedule for Nine months Ended
              March 31, 1997. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)